Form 10-Q
period 2001-03-31
SUREBEAM CORP
filed 2001-05-15
CIK 1121309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number

SureBeam Corporation

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0921003 (I.R.S. Employer Identification No.)

3033 Science Park Road
San Diego, California 92121-1199
(Address of principal executive offices, zip code)

(Registrant's telephone number, including area code)  (858) 552-9500

(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/ (The Registrant has been subject to the filing requirements of Section 13(a) and 15(d) less than 90 days since the Registrant's Registration Statement on Form 8-A was declared effective by the Commission on March 15, 2001)

    The number of shares of registrant's Class A common stock, $.001 par value, outstanding at May 10, 2001, was 9,264,228.

    The number of shares of registrant's Class B common stock, $.001 par value, outstanding at May 10, 2001 was 46,583,850.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SureBeam Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues	$5,476	$6,063
Cost of revenues	2,950	4,244

Gross profit	2,526	1,819
Selling, general and administrative expense	45,617	2,070
Research and development	337	14

Loss from operations	(43,428)	(265)
Interest income	93	—
Interest expense	(1,746)	(651)

Loss before income tax benefit	(45,081)	(916)
Income tax benefit	(4,508)	(339)

Net loss	$(40,573)	$(577)

Basic earnings (loss) per share:
Net loss	$(0.84)	$(0.01)

Weighted average shares—basic	48,405	46,817

Diluted earnings (loss) per share:
Net loss	$(0.84)	$(0.01)

Weighted average shares—diluted	48,405	46,817

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

BALANCE SHEETS

(in thousands, except share information)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$53,868	$—
Investments, available-for-sale	3,632	—
Accounts receivable—net	22,339	17,678
Inventory	7,841	5,765
Prepaid expenses and other	4,354	4,072

Total current assets	92,034	27,515
Property and equipment—net	12,127	9,362
Deferred tax asset	4,508	—
Intangible assets—net	3,248	3,896
Other assets	15,033	12,408

Total assets	$126,950	$53,181

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$6,522	$4,131
Accrued compensation and benefits	1,249	584
Other current liabilities	2,274	3,516

Total current liabilities	10,045	8,231

Subordinated promissory note	70,587	58,072
Deferred tax liability	795	795
Other long-term liabilities	1,270	958

Total liabilities	82,697	68,056

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 9,168,942 and 232,919 issued and outstanding, respectively	9	—
Class B common stock, $.001 par value, 50,000,000 shares authorized, 46,583,850 and 46,583,850 issued and outstanding, respectively	47	47
Additional paid-in capital	145,113	5,687
Deferred compensation	(42,263)	(2,584)
Cumulative other comprehensive loss	(55)	—
Retained deficit	(58,598)	(18,025)

Total stockholders' equity (deficit)	44,253	(14,875)

Total liabilities and stockholders' equity (deficit)	$126,950	$53,181

The accompanying notes are an integral part of these balance sheets.

SureBeam Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(40,573)	$(577)
Adjustments to reconcile net loss to net cash used in operating activities:
Nonmonetary research consideration	(552)	(1,887)
Depreciation and amortization	902	377
Deferred income taxes	(4,508)	(1,826)
Deferred compensation charge	38,925	41
Change in operating assets and liabilities:
Accounts receivable	(4,661)	(2,499)
Inventory	(2,076)	1,226
Prepaid expenses and other	(282)	(492)
Other assets	12	(1,202)
Accounts payable	2,391	(124)
Accrued compensation and benefits	665	207
Other accrued liabilities	(930)	340

Net cash used in operating activities	(10,687)	(6,416)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(3,687)	—
Capital expenditures	(2,868)	(616)
Advances to Tech Ion	(1,820)	—
Advances to Hawaii Pride	(416)	(825)
Cash paid for purchase of linear accelerator	—	(2,500)

Net cash used in investing activities	(8,791)	(3,941)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	60,831	—
Borrowings on subordinated promissory note	12,515	—
Titan investment, net	—	10,357

Net cash provided by financing activities	73,346	10,357

Net change in cash and cash equivalents	53,868	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$53,868	$—

Supplemental Cash Flow Information
Non-Cash Investing Activities:
Decrease in fair value of investments available-for-sale	$(55)	$—

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock						Cumulative Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Compensation	Parent Company Investment	Retained Earnings (Deficit)
	Class A	Class B						Total
Three Months Ended March 31, 2001:
Balances at December 31, 2000	$—	$47	$5,687	$(2,584)	$—	$(18,025)	—	$(14,875)
Net loss	—	—	—	—	—	(40,573)	—	(40,573)
Issuance of common stock	7	—	59,770	—	—	—	—	59,777
Excercise of stock options and warrants	2	—	1,052	—	—	—	—	1,054
Deferred compensation related to the issuance of stock options	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	38,925	—		—	38,925
Unrealized loss on investments	—	—	—	—	—	—	(55)	(55)

Balances at March 31, 2001	$9	$47	$145,113	$(42,263)	$—	$(58,598)	$(55)	$44,253

Three Months Ended March 31, 2000:
Balances at December 31, 1999	—	47	51	(15)	22,526	(4,322)	—	18,287
Net loss	—	—	—	—	—	(577)	—	(577)
Titan investment, net	—	—	—	—	10,357	—	—	10,357
Issuance of warrants	—	—	1,911	—	—	—	—	1,911
Deferred compensation related to the issuance of stock options	—	—	643	(643)	—	—	—	—
Amortization of deferred compensation	—	—	—	41	—	—	—	41

Balances at March 31, 2000	$—	$47	$2,605	$(617)	$32,883	$(4,899)	$—	$30,019

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

Note (1) Basis of Financial Statement Preparation

    The accompanying financial information of SureBeam Corporation ("SureBeam" or the "Company") should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in its Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The accompanying financial information includes all normal recurring adjustments which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made to financial information of prior periods to conform to the current period presentation.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note (2) Initial Public Offering

    On March 16, 2001, the Company consummated its initial public offering and issued 6,700,000 shares of Class A common stock at a price of $10 per share. The Company received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of the Company's Class A common stock were exercised for proceeds of approximately $1.1 million.

    Also in connection with the completion of the Company's initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2001. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Included in selling, general and administrative expense for the three months ended March 31, 2001 and 2000, is $202,000 and $41,000, respectively, of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Note (3) Other Financial Information

    During the quarter ended March 31, 2001, the Company's only element of comprehensive income resulted from unrealized losses on investments in available-for-sale securities of $55,000, which are reflected in the statement of stockholders' equity (deficit). The Company had no elements of other comprehensive income in the quarter ended March 31, 2000.

    The following data summarize information relating to the per share computations:

	Three months ended March 31, 2001 (Unaudited)			Three months ended March 31, 2000 (Unaudited)
	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Income (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Basic EPS:
Net loss	$(40,573)	48,405	$(0.84)	$(577)	46,817	$(0.01)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
Net loss	$(40,573)	48,405	$(0.84)	$(577)	46,817	$(0.01)

Following are details concerning certain balance sheet data:

	March 31, 2001	December 31, 2000
	(Unaudited)
Accounts receivable:
Billed	$97,000	$99,000
Unbilled	22,242,000	17,579,000

	$22,339,000	$17,678,000

    Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	March 31, 2001	December 31, 2000
	(Unaudited)
Inventories:
Materials	$5,228,000	$3,994,000
Work-in-process	2,613,000	1,771,000

	$7,841,000	$5,765,000

    Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

	March 31, 2001	December 31, 2000
	(Unaudited)
Property and equipment:
Machinery and equipment	$9,371,000	$7,341,000
Furniture, fixtures and leasehold improvements	1,086,000	1,248,000
Construction in progress	3,637,000	2,637,000

	14,094,000	11,226,000
Less accumulated depreciation and amortization	(1,967,000)	(1,864,000)

Property and equipment, net	$12,127,000	$9,362,000

    Construction in progress represents costs incurred for the construction of two food irradiation service center facilities. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	March 31, 2001	December 31, 2000
	(Unaudited)
Other assets:
Texas A&M—other asset	$5,253,000	$4,701,000
Advances to Hawaii Pride	4,316,000	3,900,000
Advances to Tech Ion	4,045,000	2,225,000
Prepaid rent	1,083,000	1,177,000
Loan receivable from officer	281,000	300,000
Other	55,000	105,000

	$15,033,000	$12,408,000

    In the three months ended March 31, 2001, the Company did not make any cash payments related to interest or income taxes.

    The unaudited pro forma financial information set forth below presents the Company's results of operations for the quarter ended March 31, 2000 as if the contribution by Titan to SureBeam of the electronic food irradiation business in August 2000 had occured as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of the Company's electronic food irradiation business, as its historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business which have been retained by Titan.

    The unaudited pro forma financial information has been prepared on the basis of certain assumptions and estimates made by mangement. The unaudited pro forma financial information may not be indicative of the results of operations that would have been achieved if the contribution of the electronic food irradiation business had been affected on the date indicated, or which may be achieved in the future.

	Three months ended March 31,
	2001	2000
	(Unaudited) (in thousands)
Revenues	$5,476	$4,080
Cost of revenues	2,950	2,392

Gross profit	2,526	1,688
Selling, general and administrative expense	45,617	1,859
Research and development	337	14

Loss from operations	(43,428)	(185)
Interest income	93	—
Interest expense	(1,746)	(651)

Loss before income tax benefit	(45,081)	(836)
Income tax benefit	(4,508)	(309)

Net loss	$(40,573)	$(527)

Note (4) Strategic Transactions

    In connection with the Company's agreement with Texas A&M University ("Texas A&M"), SureBeam agreed to provide three electronic food irradiation systems (collectively, "the system") pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides the Company access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for its customers. The Company is currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam's technology versus other technologies. Since the Company retains the right to use the system through the end of the term of the arrangement, it has accounted for this transaction as a sale-leaseback.

    As the consideration in this lease is nonmonetary, the Company has accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, the Company recorded revenues of $552,000 in the quarter ended March 31, 2001 and recorded $4.7 million in revenues during 2000. The receivable arising from the total cumulative revenues of $5.3 million has been recorded as a long-term asset at March 31, 2001 and no profit has been recognized. As of March 31, 2001, the Company had deferred profits amounting to $1.4 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of March 31, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.4 million as of March 31, 2001 represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of March 31, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on the Company's liquidity, it has expended funds of approximately $3.9 million related to the construction of the system through March 31, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be approximately $3.5 million of additional costs to be incurred to complete and deliver the system. The Company expects that all of the remaining costs will be incurred in 2001.

Note (5) Subordinated Promissory Note

    At March 31, 2001, total borrowings outstanding under the Company's subordinated note payable to Titan was $70.6 million at a weighted average interest rate of 10%. At Titan's option, the Company may repay amounts outstanding under the promissory note with the net proceeds of any asset sales the Company makes that are not in the ordinary course of business or if the Company obtains a credit facility from a third party lender and the lender and the facility permit the use of proceeds to repay existing indebtedness. The Company cannot use any of the proceeds of its initial public offering to repay amounts outstanding under the promissory note or under any indebtedness the Company incurs to refinance the promissory note.

Note (6) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action challenges our core Irradiation System Utilizing Conveyor Transported Article Carriers patent and seeks a declaration that IBA and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade and unfair business practices. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our Surebeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and IBA's claims against our patent separately and before any trial of IBA's claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We will also vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of IBA in this action could materially adversely affect our competitive position and our business prospects. Discovery is continuing and it is not possible to predict the outcome of this case.

Note (7) Subsequent Event

    In April 2001, the Company entered into a facility lease agreement with XH Partners, in Southern California. The facility lease will commence during the fourth quarter of 2001 and has an initial term of twelve years with an option to extend the lease for an additional eight years. The related future minimum lease payments over the initial twelve year term of the lease are approximately $5.9 million.

SureBeam Corporation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of SureBeam Corporation (the "Company") should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 included in the Company's Registration Statement on Form S-1, as amended (file No. 333-43672).

    When you read this section of this Form 10-Q it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including but not limited to those referred in the Company's public filings and the Company's S-1 filing for the inital public offering of SureBeam regarding the ability to commercialize new technologies, risks of international operations and dependence on government contracts.

Overview

    The Company is a leading provider of electronic irradiation systems and services for the food industry. The Company was formed in August 2000 in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan's electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan's medical equipment sterilization business and its government linear electron beam accelerator business. The 2000 historical financial information included in this Form 10-Q relates to the three businesses of Titan that comprised this division and not just the electronic food irradiation business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan.

Historical Results of Operations

Revenues

    For the three month period ended March 31, 2001, we had electronic food irradiation system sales and food processing revenues of $5.5 million. Of this $5.5 million, 96% was derived from sales of electronic food irradiation systems and 4% was derived from food processing services provided to our customers. The 2001 revenues are primarily related to revenues recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs. Revenues for the three month period ended March 31, 2000 were $6.1 million. Of these revenues, 65% was derived from sales of electronic food irradiation systems primarily for three customers, 2% was derived from food processing services, 11% was from the government linear accelerator business and 22% was derived from the medical equipment sterilization services business.

    In connection with our agreement with Texas A&M University ("Texas A&M"), we agreed to provide three electronic food irradiation systems (collectively, "the system") pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides us access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for our customers. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam's technology versus other technologies. Since we retain the right to use the system through the end of the term of the arrangement, we have accounted for this transaction as a sale-leaseback.

    As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, we recorded revenues of $552,000 in the quarter ended March 31, 2001 and recorded $4.7 million in revenues during 2000. The receivable arising from the total cumulative revenues of $5.3 million has been recorded as a long-term asset at March 31, 2001 and no profit has been recognized. As of March 31, 2001, we had deferred profits amounting to $1.4 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of March 31, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.4 million as of March 31, 2001 represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of March 31, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $3.9 million related to the construction of the system through March 31, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $3.5 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

    Our cost of revenues consists primarily of the components and materials associated with the linear accelerator, material handling system and controls and direct labor to assemble, install and integrate the medical equipment sterilization and electronic food irradiation systems, as well as overhead such as travel, indirect labor and fringe benefits related to the production of the systems and the manufacturing of linear electron beam accelerators. Also included in cost of revenues for the quarter ended March 31, 2000 are all direct and indirect costs associated with providing medical equipment sterilization and electronic food irradiation services. These costs are comprised of direct and indirect labor, depreciation, rent, dosimetry supplies, maintenance and utilities as well as other related costs to operate a service center.

Selling, General and Administrative

    Our selling, general and administrative expenses were $45.6 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase was due primarily to amortization of deferred compensation expense of $38.9 million that was recognized to the extent that options granted from the Nonstatutory Stock Option Plan were vested upon the Company's initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the quarter.

Research and Development

    Our research and development expenses were approximately $337,000 and $14,000 for the three months ended March 31, 2001 and 2000, respectively. The 2001 expenses primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2001. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Included in selling, general and administrative expense for the three months ended March 31, 2001 and 2000, is $202,000 and $41,000, respectively, of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Interest Expense

    Our net imputed interest expense was $1.7 million and $651,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative net cash funded by Titan to us, including the assumption of the net cash funded by Titan to the medical equipment sterilization business and the government linear accelerator business from the inception of such operations through the date of the contribution by Titan to us in August 2000.

Income Taxes

    Income taxes reflect an effective rate of 10% and 37% for the three months ended March 31, 2001 and 2000, respectively. The difference between the actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during each quarter.

Net Income (Loss)

    Our net loss increased from $577,000 to $40.6 million for the three months ended March 31, 2000 and 2001, respectively. The increase primarily related to deferred compensation amortization expense of approximately $38.9 million in the first quarter of 2001. In addition, selling general and administrative expenses increased for our marketing initiatives and building of our infrastructure.

Pro Forma Statement of Operations

    The unaudited pro forma financial information set forth below presents our results of operations for the quarter ended March 31, 2000 as if the contribution by Titan to us of the electronic food irradiation business in August 2000 had occured as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of our electronic food irradiation business, as our historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business which have been retained by Titan.

    The unaudited pro forma financial information has been prepared on the basis of certain assumptions and estimates made by mangement. The unaudited pro forma financial information may not be indicative of the results of operations that would have been achieved if the contribution of the electronic food irradiation business had been affected on the date indicated, or which may be achieved in the future.

	Three months ended March 31,
	2001	2000
	(Unaudited) (in thousands)
Revenues	$5,476	$4,080
Cost of revenues	2,950	2,392

Gross profit	2,526	1,688
Selling, general and administrative expense	45,617	1,859
Research and development	337	14

Loss from operations	(43,428)	(185)
Interest income	93	—
Interest expense	(1,746)	(651)

Loss before income tax benefit	(45,081)	(836)
Income tax benefit	(4,508)	(309)

Net loss	$(40,573)	$(527)

Pro Forma Results of Operations

Revenues

    For the three month period ended March 31, 2001, we had electronic food irradiation system sales and food processing revenue of $5.5 million. Of this $5.5 million, 96% was derived from sales of electronic food irradiation systems and 4% was derived from food processing services provided to our customers. To date, our agreements with the third parties to our strategic relationships represent substantially all of our sales of SureBeam systems for food irradiation. Food processing service revenue was primarily derived in connection with our customer production runs as well as test marketing programs. Revenues for the three month period ended March 31, 2000 were $4.1 million. Of this $4.1 million, 98% was derived from sales of electronic food irradiation systems and 2% was derived from food processing services provided to our customers. The 2001 revenue is primarily related to revenues recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company. The 2000 revenue is primarily related to revenues recognized from sales of our electronic food irradiation systems to three customers.

    In connection with our agreement with Texas A&M University ("Texas A&M"), we agreed to provide three electronic food irradiation systems (collectively, "the system") pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides us access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for our customers. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam's technology versus other technologies. Since we retain the right to use the system through the end of the term of the arrangement, we have accounted for this transaction as a sale-leaseback.

    As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, we recorded revenues of $552,000 in the quarter ended March 31, 2001 and recorded $4.7 million in revenues during 2000. The receivable arising from the total cumulative revenues of $5.3 million has been recorded as a long-term asset at March 31, 2001 and no profit has been recognized. As of March 31, 2001, we had deferred profits amounting to $1.4 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of March 31, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.4 million as of March 31, 2001 represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of March 31, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $3.9 million related to the construction of the system through March 31, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $3.5 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

    Our cost of revenues consists primarily of the components and materials associated with the linear accelerator, material handling system and controls and direct labor to assemble, install and integrate the electronic food irradiation systems, as well as overhead such as travel, indirect labor and fringe benefits related to the production of the systems and the manufacturing of linear electron beam accelerators. Also included in cost of revenues are all direct and indirect costs associated with providing electronic food irradiation services. These costs are comprised of direct and indirect labor, depreciation, rent, dosimetry supplies, maintenance and utilities as well as other related costs to operate a service center.

    For the three month period ended March 31, 2001 and 2000, gross margins were approximately 46% and 41%, respectively. The increase in gross margins can primarily be attributed to a decrease in the revenue and the associated deferred profit recorded for Texas A&M University between quarters.

Selling, General and Administrative

    Our selling, general and administrative expenses were $45.6 million and $1.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase was due primarily to amortization of deferred compensation expense of $38.9 million that was recognized to the extent that options granted from the Nonstatutory Stock Option Plan were vested upon the Company's initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the quarter.

Research and Development

    Our research and development expenses were approximately $337,000 and $14,000 for the three months ended March 31, 2001 and 2000, respectively. The 2001 expenses primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to working being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2001. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Included in selling, general and administrative expense for the three months ended March 31, 2001 and 2000, is $202,000 and $41,000, respectively, of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Interest Expense, Net

    Our net imputed interest expense was $1.7 million and $651,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative net cash funded by Titan to us, including the assumption of the net cash funded by Titan to the medical equipment sterilization business and the government linear accelerator business from the inception of such operations through the date of the contribution by Titan to us in August 2000.

Income Taxes

    Income taxes reflect an effective rate of 10% and 37% for the three months ended March 31, 2001 and 2000, respectively. The difference between that actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during the quarter.

Net Income (Loss)

    Our net loss increased from $527,000 to $40.6 million for the three months ended March 31, 2000 and 2001, respectively. The increase primarily related to a deferred compensation amortization expense of approximately $38.9 million in the first quarter of 2001. In addition, selling, general and administrative expenses increased for our marketing initiatives and building our infrastructure.

Liquidity and Capital Resources

    We have used cash principally to construct facilities and systems, to invest in our strategic relationships and to fund working capital requirements. Prior to our initial public offering, cash requirements had been met primarily through investments in us by Titan and cash flows from operations. Titan has agreed to lend us a maximum of $75 million through a subordinated, unsecured promissory note. Amounts not borrowed under the note cannot be canceled by Titan. The promissory note is due in August 2005 and bears interest, payable quarterly, at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. As of March 31, 2001, we had approximately $70.6 million outstanding under the note at a weighted average interest rate of 10%. Under the terms of the promissory note, we cannot use any of the proceeds from our initial public offering to pay amounts outstanding under the promissory note or under any indebtedness we incur to refinance the promissory note. In addition, we expect to use between $30 to $40 milion of our cash to support our strategic marketing initiatives and to build out our service centers in Chicago and Southern California during the remainder of 2001.

    The initial public offering in March 2001, resulted in the Company raising approximately $59.8 million, net of underwriting commissions, fees and other offering costs.

    Our operating activities used cash of $10.7 million for the three months ended March 31, 2001, primarily due to personnel costs and other expenditures associated with the establishment of the electronic food irradiation business as well as an increase in accounts receivable of $4.7 million, an increase in deferred tax assets of $4.5 million and to a lesser extent, to an increase in inventories of $2.1 million. The increase in accounts receivable principally relates to unbilled revenues that have been recognized under the percentage-of-completion method but where payments have not yet been due or made under such contracts. The increase in deferred income taxes principally relates to deferred tax assets recorded as a result of net operating losses generated during the quarter.

    Our investing activities used cash of $8.8 million for the three months ended March 31, 2001, primarily due to the capital expenditures related to service centers. Also included in cash used for investing activities for the three months ended March 31, 2001 were advances to the special purpose entities in Hawaii and Brazil aggregating $2.2 million to be used for start-up, including, but not limited to, the purchase of land and construction of the facility in Brazil, and working capital requirements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

    We currently are exposed to market risks related to changes in interest rates. Some of the proceeds from our initial public offering have been invested in short-term, interest-bearing, investment grade securities. The value of these securities is subject to interest rate risk and could fall in value if interest rates rise. We currently have an unsecured subordinated promissory note payable to Titan that bears interest, payable quarterly, at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate based on floating rates under Titan's senior credit facility. Additionally, our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS 133 was amended to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133." The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

SureBeam Corporation
PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our SureBeam systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action challenges our core Irradiation System Utilizing Conveyor Transported Article Carriers patent and seeks a declaration that IBA and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade and unfair business practices. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our Surebeam systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and IBA's claims against our patent separately and before any trial of IBA's claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We will also vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of IBA in this action could materially adversely affect our competitive position and our business prospects. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 6.  Exhibits and Reports on Form 8-K

    None.

20

SureBeam Corporation

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001	SUREBEAM CORORATION
	By:	/s/ LARRY A. OBERKFELL Larry A. Oberkfell President and Chief Executive Officer
	By:	/s/ KEVIN K. CLAUDIO Kevin K. Claudio Vice President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

Item 1. Financial Statements
SureBeam Corporation STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
SureBeam Corporation BALANCE SHEETS (in thousands, except share information)
SureBeam Corporation STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
SureBeam Corporation STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited) (in thousands)
SureBeam Corporation NOTES TO FINANCIAL STATEMENTS MARCH 31, 2001
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SureBeam Corporation PART II—OTHER INFORMATION
Item 1. Legal Proceedings
SureBeam Corporation SIGNATURES