Form 10-Q
period 2001-06-30
SUREBEAM CORP
filed 2001-08-14
CIK 1121309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-31807

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/ (The Registrant has been subject to the filing requirements of Section 13(a) and 15(d) less than 90 days since the Registrant's Registration Statement on Form 8-A was declared effective by the Commission on March 15, 2001)

    The number of shares of registrant's Class A common stock, $.001 par value, outstanding at August 10, 2001, was 9,464,512.

    The number of shares of registrant's Class B common stock, $.001 par value, outstanding at August 10, 2001 was 46,583,850.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SureBeam Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$8,616	$7,028	$14,092	$13,091
Revenues from affiliate	1,001	—	1,001	—

Total revenues	9,617	7,028	15,093	13,091

Cost of revenues	5,214	4,655	8,164	8,899
Cost of revenues from affiliate	1,001	—	1,001	—

Total cost of revenues	6,215	4,655	9,165	8,899

Gross profit	3,402	2,373	5,928	4,192
Selling, general and administrative expense	12,036	2,606	57,653	4,676
Research and development	776	19	1,113	33

Loss from operations	(9,410)	(252)	(52,838)	(517)
Interest income	636	230	729	230
Interest expense	(1,434)	(958)	(3,180)	(1,609)

Loss before income tax benefit	(10,208)	(980)	(55,289)	(1,896)
Income tax benefit	(1,021)	(363)	(5,529)	(702)

Net loss	$(9,187)	$(617)	$(49,760)	$(1,194)

Basic earnings (loss) per share:
Net loss	$(0.16)	$(0.01)	$(0.95)	$(0.03)

Weighted average shares—basic	55,841	46,817	52,144	46,817

Diluted earnings (loss) per share:
Net loss	$(0.16)	$(0.01)	$(0.95)	$(0.03)

Weighted average shares—diluted	55,841	46,817	52,144	46,817

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,029	$—
Investments, available-for-sale	24,522	—
Accounts receivable—net	29,941	17,678
Inventories	10,247	5,765
Prepaid expenses and other	3,409	4,072

Total current assets	83,148	27,515
Property and equipment—net	19,172	9,362
Deferred tax asset	5,529	—
Intangible assets—net	2,586	3,896
Other assets	16,455	12,408

Total assets	$126,890	$53,181

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$10,286	$4,131
Accrued compensation and benefits	1,644	584
Other current liabilities	1,180	3,516

Total current liabilities	13,110	8,231
Subordinated promissory note	71,437	58,072
Deferred tax liability	795	795
Other long-term liabilities	1,841	958

Total liabilities	87,183	68,056

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 9,350,185 and 232,919 issued and outstanding, respectively	9	—
Class B common stock, $.001 par value, 50,000,000 shares authorized, 46,583,850 and 46,583,850 issued and outstanding, respectively	47	47
Additional paid-in capital	145,139	5,687
Deferred compensation	(37,148)	(2,584)
Cumulative other comprehensive loss	(555)	—
Retained deficit	(67,785)	(18,025)

Total stockholders' equity (deficit)	39,707	(14,875)

Total liabilities and stockholders' equity (deficit)	$126,890	$53,181

The accompanying notes are an integral part of these balance sheets.

SureBeam Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(49,760)	$(1,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Nonmonetary research consideration	(1,253)	(3,574)
Depreciation and amortization	1,910	1,217
Deferred income taxes	(5,529)	(519)
Deferred compensation charge	44,040	244
Change in operating assets and liabilities:
Accounts receivable	(12,263)	960
Inventories	(4,482)	(305)
Prepaid expenses and other	663	183
Other assets	(79)	76
Accounts payable	6,155	375
Accrued compensation and benefits	1,060	179
Other accrued liabilities	(1,453)	731

Net cash used in operating activities	(20,991)	(1,627)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(25,077)	—
Capital expenditures	(10,119)	(3,506)
Advances to Tech Ion	(2,320)	(200)
Advances to Hawaii Pride	(686)	(3,245)
Cash paid for purchase of linear accelerator	—	(2,500)
Cash paid for purchase of intangible assets	—	(5,000)

Net cash used in investing activities	(38,202)	(14,451)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	60,831	—
Borrowings on subordinated promissory note	13,365	—
Proceeds from stock options exercised	26	—
Titan investment, net	—	16,078

Net cash provided by financing activities	74,222	16,078

Net change in cash and cash equivalents	15,029	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$15,029	$—

Supplemental Cash Flow Information:
Non-Cash Investing Activities:
Decrease in fair value of investments, available-for-sale	$(555)	$—

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock						Cumulative Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Compensation	Parent Company Investment	Retained Earnings (Deficit)
	Class A	Class B						Total
Six Months Ended June 30, 2001:
Balances at December 31, 2000	$—	$47	$5,687	$(2,584)	$—	$(18,025)	$—	$(14,875)
Net loss	—	—	—	—	—	(49,760)	—	(49,760)
Issuance of common stock	7	—	59,770	—	—	—	—	59,777
Excercise of stock options and warrants	2	—	1,078	—	—	—	—	1,080
Deferred compensation related to the issuance of stock options	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	44,040	—		—	44,040
Unrealized loss on investments	—	—	—	—	—	—	(555)	(555)

Balances at June 30, 2001	$9	$47	$145,139	$(37,148)	$—	$(67,785)	$(555)	$39,707

Six Months Ended June 30, 2000:
Balances at December 31, 1999	$—	$47	$51	$(15)	$22,526	$(4,322)	$—	$18,287
Net loss	—	—	—	—	—	(1,194)	—	(1,194)
Titan investment, net	—	—	—	—	16,078	—	—	16,078
Issuance of warrants	—	—	2,419	—	—	—	—	2,419
Deferred compensation related to the issuance of stock options	—	—	3,217	(3,217)	—	—	—	—
Amortization of deferred compensation	—	—	—	244	—	—	—	244

Balances at June 30, 2000	$—	$47	$5,687	$(2,988)	$38,604	$(5,516)	$—	$35,834

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

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

    The accompanying financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, consistent with its business plan, the Company has incurred substantial losses from operations primarily resulting from its marketing and brand awareness campaign, and management believes it will continue to do so for the next several quarters as the Company will continue to make significant investments in infrastructure, sales and marketing. Additionally, the Company's construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 15 to 18 months. The Company's arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. As a result, the Company's unbilled receivables from its customers have increased substantially over the past twelve months. Also in connection with the Company's agreements with its customers, it has advanced funds aggregating $9.1 million to strategic alliance entities in Hawaii and Brazil to be used primarily for land acquisition and for working capital purposes. These strategic alliances will ultimately operate the food irradiation facilities. Management does not expect significant repayments of these advances until 2002. The Company has also entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which the Company has and will continue to expend significant funds for construction of the facilities and food irradiation systems. The Company also expects to expend approximately $3.0 million to complete and deliver the system for Texas A&M and to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that it will own and operate. Additionally, Titan is limited by covenants in its senior credit facility in the amounts it can lend to the Company in excess of the $75 million subordinated promissory note and has no obligation to extend any more credit to the Company.

    In addition to management's current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include, but are not limited to, raising additional funds from the capital markets, and seeking additional funding from Titan. If these funds are not available or not available at terms acceptable to the Company and/or it is unable to generate sufficient cash flow from operations, it may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company's ability to meet its short-term business objectives.

    A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for its strategic alliances in advance of payment.

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

    Also in connection with the completion of the Company's initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time period. Included in selling, general and administrative expense for the three and six months ended June 30, 2001, is $4.9 million and $43.6 million, respectively, in compensation expense associated with these options. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Included in selling, general and administrative expense for the three months ended June 30, 2001 and 2000, is $202,000 and $203,000, respectively, of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Included in selling, general and administrative expense for the six months ended June 30, 2001 and 2000, is $404,000 and $244,000, respectively, of compensation expense related to these options.

Note (3) Other Financial Information

    During the quarter ended June 30, 2001, the Company's only element of comprehensive income (loss) resulted from unrealized losses on investments in available-for-sale securities of $500,000. For the six month period ended June 30, 2001, the Company had comprehensive income (loss) resulting from unrealized losses on investments in available-for-sale securities of $555,000 which are reflected in the statement of stockholders' equity (deficit). The Company had no elements of other comprehensive income (loss) for the three months and six months ended June 30, 2000.

    The following data summarize information relating to the per share computations:

	Three months ended June 30, 2001 (Unaudited)			Three months ended June 30, 2000 (Unaudited)
	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Basic EPS:
Net loss	$(9,187)	55,841	$(0.16)	$(617)	46,817	$(0.01)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
Net loss	$(9,187)	55,841	$(0.16)	$(617)	46,817	$(0.01)

	Six months ended June 30, 2001 (Unaudited)			Six months ended June 30, 2000 (Unaudited)
	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Basic EPS:
Net loss	$(49,760)	52,144	$(0.95)	$(1,194)	46,817	$(0.03)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
Net loss	$(49,760)	52,144	$(0.95)	$(1,194)	46,817	$(0.03)

Following are details concerning certain balance sheet data:

	June 30, 2001	December 31, 2000
	(Unaudited)
Investments, available-for-sale	$24,522	$—

    Investments, available-for-sale, consist of short-term, interest bearing, investment grade securities.

	June 30, 2001	December 31, 2000
	(Unaudited)
Accounts receivable:
Billed	$86,000	$99,000
Unbilled	29,855,000	17,579,000

	$29,941,000	$17,678,000

    Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	June 30, 2001	December 31, 2000
	(Unaudited)
Inventories:
Materials	$8,085,000	$3,994,000
Work-in-process	2,162,000	1,771,000

	$10,247,000	$5,765,000

    Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

	June 30, 2001	December 31, 2000
	(Unaudited)
Property and equipment:
Machinery and equipment	$9,448,000	$7,341,000
Furniture, fixtures and leasehold improvements	1,246,000	1,248,000
Construction in progress	10,651,000	2,637,000

	21,345,000	11,226,000
Less accumulated depreciation and amortization	(2,173,000)	(1,864,000)

Property and equipment, net	$19,172,000	$9,362,000

    Construction in progress represents costs incurred for the construction of two food irradiation service center facilities. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	June 30, 2001	December 31, 2000
	(Unaudited)
Other assets:
Texas A&M—other asset	$5,954,000	$4,701,000
Advances to Hawaii Pride	4,586,000	3,900,000
Advances to Tech Ion	4,545,000	2,225,000
Prepaid rent	987,000	1,177,000
Loan receivable from officer	263,000	300,000
Other	120,000	105,000

	$16,455,000	$12,408,000

    In the three and six months ended June 30, 2001, the Company did not make any cash payments related to interest or income taxes.

    The unaudited pro forma financial information set forth below presents the Company's results of operations for the three and six month periods ended June 30, 2000, as if the contribution by Titan to SureBeam of the electronic food irradiation business in August 2000 had occurred as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of the Company's electronic food irradiation business, as its historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business which have been retained by Titan.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Revenues	$8,616	$5,181	$14,092	$9,261
Revenues from affiliate	1,001	—	1,001	—

Total revenues	9,617	5,181	15,093	9,261

Cost of revenues	5,214	3,518	8,164	5,910
Cost of revenues from affiliate	1,001	—	1,001	—

Total cost of revenues	6,215	3,518	9,165	5,910

Gross profit	3,402	1,663	5,928	3,351
Selling, general and administrative expense	12,036	1,608	57,653	3,467
Research and development	776	19	1,113	33

Income (loss) from operations	(9,410)	36	(52,838)	(149)
Interest income	636	—	729	—
Interest expense	(1,434)	(958)	(3,180)	(1,609)

Loss before income tax benefit	(10,208)	(922)	(55,289)	(1,758)
Income tax benefit	(1,021)	(341)	(5,529)	(650)

Net loss	$(9,187)	$(581)	$(49,760)	$(1,108)

Note (4) Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of June 30, 2001 this statement had no effect on the Company's financial statements.

    In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company will adopt these standards on

January 1, 2002 and has not yet determined what impact the adoption of SFAS No. 142 will have on its financial statements, results of operations or related disclosures thereto.

Note (5) Strategic Transactions

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

    As the consideration in this lease is nonmonetary, the Company has accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, the Company recorded revenues of $701,000 and $1.3 million for the three and six month periods ended June 30, 2001, respectively, and recorded $1.7 million and $3.6 million for the three and six month periods ended June 30, 2000, respectively. The receivable arising from the total cumulative revenues of $6.0 million has been recorded as a long-term asset at June 30, 2001, and no profit has been recognized. As of June 30, 2001, the Company had deferred profits amounting to $1.6 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of June 30, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.6 million as of June 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of June 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on the Company's liquidity, it has expended funds of approximately $4.4 million related to the construction of the system through June 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be approximately $3.0 million of additional costs to be incurred to complete and deliver the system. The Company expects that all of the remaining costs will be incurred in 2001.

Note (6) Significant Contracts

    In May 2000, the Company received a purchase order from Tech Ion Industrial Brasil S.A. for eleven electronic food irradiation systems which the Company expects to result in approximately $55.0 million in sales revenues. The Company began construction of these systems in July 2000. Also in May 2000, the Company, through its wholly owned subsidiary, Titan SureBeam Brazil Ltd., and Tech Ion jointly established SureBeam Brasil Ltda. SureBeam Brasil will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil.

    In June 2001, the Company received a purchase order from RESAL Saudi Corporation, a subsidiary of a private conglomerate headquartered in Riyadh, Saudi Arabia to build ten electronic food irradiation systems for $50 million.

    Tech Ion represented 9% and 37% of revenues for the three month and six month periods ended June 30, 2001, respectively. RESAL Saudi Corporation represented 71% and 45% of revenues for the three month and six month periods ended June 30, 2001.

Note (7) Subordinated Promissory Note

    At June 30, 2001, the total borrowings outstanding, including accrued interest, under the Company's subordinated note payable to Titan was $71.4 million. Titan has agreed to lend the Company a maximum amount of $75.0 million, including accrued interest. The promissory note is due in August 2005 and bears interest at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. At Titan's option, the Company may repay amounts outstanding under the promissory note with the net proceeds of any asset sales the Company makes that are not in the ordinary course of business, or if the Company obtains a credit facility from a third party lender and the lender and the facility permit the use of proceeds to repay existing indebtedness or with cash generated from its operations. The Company cannot use any of the proceeds of its initial public offering to repay amounts outstanding under the promissory note or under any indebtedness the Company incurs to refinance the promissory note.

Note (8) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against the Company relating to its patent for its systems. On the Company's motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of the Company's core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in the Company's patent. The action also contained allegations, later dismissed, that the Company has engaged in unfair competition and that the Company's conduct constituted patent misuse. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that the Company has have engaged in false advertising, monopolization, restraint of trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. The Company has filed a counterclaim against the plaintiffs alleging infringement of its patent for its systems. The Company is seeking damages and an injunction preventing further infringement of its patent. On April 17, 2001 the Court granted the Company's motion to try its patent infringement claim and Ion Beam Applications' claims against the Company's patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint of trade and unfair business practices. The Company intends to vigorously enforce its patents and prosecute its patent infringement claims against the plaintiffs. The Company also intends to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect the Company's business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against the Company's systems and services, thereby potentially reducing the growth of its business segment and preventing it from generating the revenues that it expects from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Note (9) Related Party Transactions

    In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provide, among other things, continuation of services which have historically been provided by Titan to SureBeam while the Company builds its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam. Management believes that share allocations are reasonable. During the quarter ended June 30, 2001, the Company made a cash payment of $585,000 related to its allocation for the three months ended March 31, 2001. For the three and six months ended June 30, 2001, the Company recorded an allocation of general and administrative expense of approximately $384,000 and $969,000, respectively.

    Titan's medical equipment sterilization business, Titan Scan Technologies, has historically sold systems similar to the Company's for the purpose of medical equipment sterilization. Titan Scan Technologies has subcontracted with the Company for the manufacture of two medical sterilization systems at the Company's cost. Included in the revenues and cost of revenues for the quarter ended June 30, 2001, is approximately $1.0 million primarily related to system sales to Titan Scan Technologies, recorded under the percentage-of-completion method.

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

    When you read this section of this Form 10-Q it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including but not limited to those referred in the Company's public filings and the Company's S-1 filing for the inital public offering of SureBeam regarding the risk of gaining consumer acceptance, risks relating to the Company's history of losses and liquidity and risks of international operations.

Overview

    The Company is a leading provider of electronic irradiation systems and services for the food industry. The Company was formed in August 2000 in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan's electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan's medical equipment sterilization business and its government linear electron beam accelerator business. The 2000 historical financial information included in this Form 10-Q for periods prior to the August 2000 contribution relates to the three businesses of Titan that comprised this division and not just the electronic food irradiation business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan.

Historical Results of Operations

Revenues

    Our revenues increased from $7.0 million in the three months and $13.1 million in the six months ended June 30, 2000, to $9.6 million in the three months and $15.1 million in the six months ended June 30, 2001. For the three months ended June 30, 2000, 70.9% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 2.8% was derived from food processing, 4.2% was derived from the government linear accelerator business and 22.1% was derived from the medical equipment sterilization business. For the three months ended June 30, 2001, 86.4% of the revenue was derived from sales of electronic food irradiation systems primarily from one customer, 10.4% was derived from sales to an affiliate and 3.2% was derived from food processing services. For the six months ended June 30, 2000, 68.5% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 2.2% was derived from food processing, 7.2% was derived from the government linear accelerator business and 22.1% was derived from medical equipment sterilization business. For the six months ended June 30, 2001, 89.9% of the revenue was derived from the sales of electronic food irradiation systems primarily from two customers, 6.6% was derived from sales to an affiliate and 3.5% was derived from food processing services. The 2001 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and RESAL Saudi Corporation, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs.

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

    As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, we recorded revenues of $701,000 and $1.3 million for the three and six month periods ended June 30, 2001, respectively, and recorded $1.7 million and $3.6 million for the three and six month periods ended June 30, 2000, respectively. The receivable arising from the total cumulative revenues of $6.0 million has been recorded as a long-term asset at June 30, 2001, and no profit has been recognized. As of June 30, 2001, we had deferred profits amounting to $1.6 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of June 30, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.6 million as of June 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of June 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $4.4 million related to the construction of the system through June 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $3.0 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

    Our cost of revenues consists primarily of the components and materials associated with the linear accelerator, material handling system and controls and direct labor to assemble, install and integrate the medical equipment sterilization and electronic food irradiation systems, as well as overhead such as travel, indirect labor and fringe benefits related to the production of the systems and the manufacturing of linear electron beam accelerators. Also included in cost of revenues are all direct and indirect costs associated with providing medical equipment sterilization and electronic food irradiation services. These costs are comprised of direct and indirect labor, depreciation, rent, dosimetry supplies, maintenance and utilities as well as other related costs to operate a service center.

    Our gross margins increased from 33.8% for the three months and 32.0% for the six months ended June 30, 2000 to 35.4% for the three months and 39.3% for the six months ended June 30, 2001. The increase can primarily be attributed to a decrease in the revenue and associated deferred profit recorded for Texas A&M University between periods.

Selling, General and Administrative

    Our selling, general and administrative expense increased from $2.6 million in the three months and $4.7 million in the six months ended June 30, 2000 to $12.0 million in the three months and $57.7 million in the six months ended June 30, 2001. The increase is primarily attributable to the increased amortization of deferred compensation expense, which increased from $203,000 in the three months and $244,000 in the six months ended June 30, 2000 to $5.1 million in the three months and $44.0 million in the six months ended June 30, 2001. The primary component of the increase is due to the amortization of the deferred compensation expense of $4.9 million and $43.6 million for the three month and six months ended June 30, 2001, resulting from the conversion of options under the variable Nonstatutory Stock Option Plan in connection with the Company's initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the six months ended June 30, 2001.

Research and Development

    Our research and development expense increased from $19,000 in the three months and $33,000 in the six months ended June 30, 2000, to $776,000 in the three months and $1.1 million in the six months ended June 30, 2001. The 2001 expense primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, $4.9 million and $43.6 million were recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months and six months ended June 30, 2001, respectively. There are no amounts included in the statement of operations for the three and six months ended June 30, 2000, for our Nonstatutory Stock Option Plan. The remaining deferred compensation balance related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional deferred compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Our deferred compensation expense related to these options was $203,000 for the three months and $244,000 in the six months ended June 30, 2000. Deferred compensation expense related to these options was $202,000 for the three months and $404,000 for the six months ended June 30, 2001.

Interest Expense

    Our interest expense increased from $958,000 in the three months and $1.6 million in the six months ended June 30, 2000 to $1.4 million in the three months and $3.2 million in the six months ended June 30,

2001. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative borrowings from Titan under our credit Facility.

Income Taxes

    Income taxes reflect an effective rate of 37% for the three months and six months ended June 30, 2000, compared to 10% for the three months and six months ended June 30, 2001. The difference between the actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during each quarter.

Net Income (Loss)

    Our net loss increased from $617,000 in the three months and $1.2 million in the six months ended June 30, 2000 to $9.2 million in the three months and $49.8 million in the six months ended June 30, 2001. The increase primarily related to deferred compensation amortization expense of approximately $5.1 million and $44.0 million for the three months and for the six months ended June 30, 2001, respectively. In addition, selling general and administrative expense increased for our marketing initiatives and building of our infrastructure.

Pro Forma Statement of Operations

    The unaudited pro forma financial information set forth below presents our results of operations for the three and six month periods ended June 30, 2000, as if the contribution by Titan to us of the electronic food irradiation business in August 2000 had occured as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of our electronic food irradiation business, as our historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business which have been retained by Titan.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Revenues	$8,616	$5,181	$14,092	$9,261
Revenues from affiliate	1,001	—	1,001	—

Total revenues	9,617	5,181	15,093	9,261

Cost of revenues	5,214	3,518	8,164	5,910
Cost of revenues from affiliate	1,001	—	1,001	—

Total cost of revenues	6,215	3,518	9,165	5,910

Gross profit	3,402	1,663	5,928	3,351
Selling, general and administrative expense	12,036	1,608	57,653	3,467
Research and development	776	19	1,113	33

Loss from operations	(9,410)	36	(52,838)	(149)
Interest income	636	—	729	—
Interest expense	(1,434)	(958)	(3,180)	(1,609)

Loss before income tax benefit	(10,208)	(922)	(55,289)	(1,758)
Income tax benefit	(1,021)	(341)	(5,529)	(650)

Net loss	$(9,187)	$(581)	$(49,760)	$(1,108)

Pro Forma Results of Operations

Revenues

    Our revenues increased from $5.2 million in the three months and $9.3 million in the six months ended June 30, 2000, to $9.6 million in the three months and $15.1 million in the six months ended June 30, 2001. For the three months ended June 30, 2000, 96.2% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 3.8% was derived from food processing. For the three months ended June 30, 2001, 86.4% of the revenue was derived from sales of electronic food irradiation systems primarily from one customer, 10.4% was derived from sales to an affiliate and 3.2% was derived from food processing services. For the six months ended June 30, 2000, 96.9% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers and 3.1% was derived from food processing. For the six months ended June 30, 2001, 89.9% of the revenue was derived from sales of electronic food irradiation systems primarily from two customers, 6.6% was derived from sales to an affiliate and 3.5% was derived from food processing services. The 2001 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and RESAL Saudi Corporation, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs.

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

    As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $2.6 million will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

    Under the percentage-of-completion method, we recorded revenues of $701,000 and $1.3 million for the three and six month periods ended June 30, 2001, respectively, and recorded $1.7 million and $3.6 million for the three and six month periods ended June 30, 2000, respectively. The receivable arising from the total cumulative revenues of $6.0 million has been recorded as a long-term asset at June 30, 2001, and no profit has been recognized. As of June 30, 2001, we had deferred profits amounting to $1.6 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of June 30, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. The deferred profit of $1.6 million as of June 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of June 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $4.4 million related to the construction of the system through June 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $3.0 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

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

    Our gross margins increased from 32.1% for the three months and 36.2% for the six months ended June 30, 2000 to 35.4% for the three months and 39.3% for the six months ended June 30, 2001. The increase can primarily be attributed to a decrease in the revenue and associated deferred profit recorded for Texas A&M University between periods.

Selling, General and Administrative

    Our selling, general and administrative expense increased from $1.6 million in the three months and $3.5 million in the six months ended June 30, 2000, to $12.0 million in the three months and $57.7 million in the six months ended June 30, 2001. The increase was primarily attributable to the increased amortization of deferred compensation expense, which increased from $203,000 in the three months and $244,000 in the six months ended June 30, 2000, to $5.1 million in the three months and $44.0 million in the six months ended June 30, 2001. The primary component of the increase was due to the amortization of the deferred compensation expense of $4.9 million and $43.6 million for the three month and six months ended June 30, 2001, respectively, resulting from the Nonstatutory Stock Option Plan established from the Company's initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the six month period ended June 30, 2001.

Research and Development

    Our research and development expense increased from $19,000 in the three months and $33,000 in the six months ended June 30, 2000, to $776,000 in the three months and $1.1 million in the six months ended June 30, 2001. The 2001 expense primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to working being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, $4.9 million and $43.6 million were recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months and six months ended June 30, 2001, respectively. There are no amounts included in the statement of operations for the three and six months ended June 30, 2000, for our Nonstatutory Stock Option Plan. The remaining deferred compensation balance related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional deferred compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Our deferred compensation expense related to these options increased from $203,000 in the three months and $244,000 in the six months ended June 30, 2000 to $202,000 in the three months and $404,000 in the six months ended June 30, 2001.

Interest Expense, Net

    Our interest expense increased from $958,000 in the three months and $1.6 million in the six months ended June 30, 2000 to $1.4 million in the three months and $3.2 million in the six months ended June 30, 2001. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative net cash funded by Titan to us, including the assumption of the net cash funded by Titan to the medical equipment sterilization business and the government linear accelerator business from the inception of such operations through the date of the contribution by Titan to us in August 2000.

Income Taxes

    Income taxes reflect an effective rate of 37% for the three months and six months ended June 30, 2000, compared to 10% for the three and six months ended June 30, 2001. The difference between that actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during the quarter.

Net Income (Loss)

    Our net loss increased from $581,000 in the three months and $1.1 million in the six months ended June 30, 2000 to $9.2 million in the three months and $49.8 million in the six months ended June 30, 2001.

The increase primarily related to a deferred compensation amortization expense of approximately $5.1 million and $44.0 million for the three months and for the six months ended June 30, 2001, respectively. In addition, selling, general and administrative expense increased for our marketing initiatives and building our infrastructure.

Liquidity and Capital Resources

    We have used cash principally to construct systems for our strategic alliances and fund working capital lines for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity, and to fund our working capital requirements. We spend significant funds to construct systems for our strategic alliances in advance of payment. We also are spending significant funds to construct new company-owned service centers and systems. Our cash requirements have been met primarily through advances under our credit facility with Titan and the proceeds from our initial public offering. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan has agreed to lend us a maximum amount of $75.0 million, including accrued interest. The promissory note is due in August 2005 and bears interest at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. As of July 31, 2001, we had approximately $73.0 million in principal and accrued interest outstanding under the note accruing interest at 10% per annum. We may, with Titan's approval, prepay amounts outstanding under the promissory note with cash from operations, the net proceeds of any asset sales we make that are not in the ordinary course of business or if we obtain a credit facility from a third party lender. We cannot use any of the proceeds of our initial public offering to pay amounts outstanding under the promissory note or under any indebtedness we incur to refinance the promissory note.

    Titan's credit facility contains financial covenants that require Titan to maintain minimum financial performance measures and that restrict Titan on a consolidated basis from taking corporate actions such as changing its business operations, incurring new unsecured indebtedness, making payments on the principal of subordinated debt or merging with or into another entity. As a majority-owned subsidiary of Titan, we are affected by the restrictions in the covenants in Titan's credit facility. Since our financial results will be included in Titan's consolidated financial results, Titan, as the controlling stockholder, may limit our capital expenditures, our indebtedness and our rate of spending on infrastructure and sales and marketing to grow our business if our net losses, our capital expenditures, our net worth or other financial performance measures together with those of other Titan subsidiaries may adversely affect Titan's consolidated financial performance and conditions. It is possible that Titan could restrict our activities because of competing needs or unexpected performance of SureBeam and/or other Titan subsidiaries.

    The initial public offering in March 2001, resulted in the Company raising approximately $59.8 million, net of underwriting commissions, fees and other offering costs.

    Our operating activities used cash of $21.0 million for the six months ended June 30, 2001, primarily due to an increase in accounts receivable of $12.3 million, an increase in deferred tax assets of $5.5 million and to a lesser extent, to an increase in inventories of $4.5 million, as well as personnel costs and other expenditures associated with the development of the electronic food irradiation business. The increase in accounts receivable principally relates to unbilled revenues that have been recognized under the percentage-of-completion method but where payments have not yet been due or made under such contracts. The increase in deferred income taxes principally relates to deferred tax assets recorded as a result of net operating losses generated during the quarter.

    Our investing activities used cash of $38.2 million for the six months ended June 30, 2001, primarily due to the purchase of available-for-sale investments of $25.1 million and capital expenditures of $10.1 million related to our two service centers under development. Also included in cash used for investing activities for the six months ended June 30, 2001 were advances to the special purpose entities in Hawaii and Brazil aggregating $3.0 million to be used for start-up, including, but not limited to, the purchase of land and construction of the facility in Brazil, and working capital requirements.

    In November 1999, we entered into an agreement with Hawaii Pride LLC and affiliated parties, whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. Prior to Hawaii Pride obtaining third party financing, we advanced $3.9 million to Hawaii Pride, which is included in the accompanying balance sheet as other assets. The monies advanced were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs. We can forgive $1.0 million of the amount advanced for the exercise of our option for 19.9% of the equity of Hawaii Pride. Although we have the ability to convert the remaining balance of the advance into 50% ownership of Hawaii Pride, this conversion feature may only be exercised upon Hawaii Pride's default of its loan obligations, mismanagement of the operating facility, a liquidity event or if Hawaii Pride fails to operate the business in a prudent and reasonable manner. The remaining balance of the advance represents a note receivable bearing interest at 10%, with interest payments due to us monthly. In June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its USDA loan obligations, or fails to comply with USDA requirements, we have the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Titan has agreed that upon our acquisition of any equity interest in Hawaii Pride, it will guarantee a percentage amount of the USDA loan equal to the percentage of our equity interest in Hawaii Pride. Under the terms of the agreement, we will receive a management fee based on the facility's net revenues over the term of the USDA loan.

    In early 2000, as part of the settlement of a patent infringement case we brought against Electron Ventures Limited, we acquired from Electron Ventures a linear accelerator system and all ancillary equipment for $2.5 million for use in Titan's medical equipment sterilization business. We also assumed some of Electron Ventures' liabilities, including a long-term capital lease on the linear accelerator with an aggregate value of $1.2 million as of the acquisition date. The excess of the purchase price over the net assets acquired of approximately $1.2 million is being amortized over five years. Electron Ventures also entered into a consent decree acknowledging the validity of our core patents and their infringement of our core patents and ceased business operations.

    In May 2000, we acquired the intangible assets of Applied Power Associates, Inc., which included a customer list, know-how related to food irradiation and product installation and two-year agreements from two key employees not to compete in the food irradiation industry, for $5.0 million in cash and a warrant to acquire 372,670 shares of SureBeam common stock at a price per share of $0.1438. The warrant was exercised in connection with our initial public offering. The purchase price of approximately $5.5 million, which includes $508,000 related to the fair market value of the warrant, is being amortized on a straight-line basis over the two year term of the non-compete agreements included as part of this transaction.

    In May 2000, we received purchase orders from Tech Ion Industrial Brasil S.A. for eleven electronic food irradiation systems. We began construction of these systems in July 2000. Tech Ion is not obligated to make, and is not making, any progress payments to us during the construction of their food irradiation systems. Although Tech Ion is obligated to fully pay for each food irradiation system upon delivery and installation, it will need to obtain, and is currently seeking, financing to complete the delivery and installation of these systems. Also in May 2000, we, through our wholly owned subsidiary, Titan SureBeam Brazil Ltd., and Tech Ion jointly established SureBeam Brasil Ltda. SureBeam Brasil will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. We acquired a 19.9% equity interest in SureBeam Brasil without charge at the time of our signing of the agreement to establish SureBeam Brasil, which is a start up company that was created with no initial capital contribution from either party. We and Tech Ion are each entitled to elect an equal number of directors of SureBeam Brasil and therefore these representatives must mutually agree on any board actions. We have the right, exercisable at any time within 20 years of the formation of the strategic relationship to acquire up to 50% of the total equity interest in SureBeam Brasil for $1 million. The agreement further provides that we or another Titan affiliate will provide a $5.0 million working capital line of credit to Tech Ion, and advances will bear interest at 10% per annum and are secured by the stock and assets of Tech Ion. At July 31, 2001, there was $5.0 million outstanding under this line of credit. Tech Ion has used the line of credit to finance the purchase of land, construction costs and costs for improvements to the land. Our agreement with Tech Ion also entitles us to intellectual property rights and subjects us to intellectual property obligations.

    The accompanying financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, we have incurred substantial losses from operations primarily resulting from our marketing and brand awareness campaign, and management believes we will continue to do so for the next several quarters as we continue to make significant investments in infrastructure, sales and marketing. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 15 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. As a result, our unbilled receivables from our customers have increased substantially over the past twelve months. Also in connection with our agreements with our customers, we have advanced funds aggregating $9.1 million to strategic alliance entities in Hawaii and Brazil to be used primarily for land acquisition and for working capital purposes. These strategic alliances will ultimately operate the food irradiation facilities. Management does not expect significant repayments of these advances until 2002. We also have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend approximately $3 million to complete and deliver the system for Texas A&M and to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that we will own and operate. Additionally, Titan is limited by covenants in its senior credit facility in the amounts it can lend to us in excess of the $75.0 million subordinated promissory note and has no obligation to extend any more credit to us.

    In addition to management's current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. These plans include, but are not limited to, raising additional funds from the capital markets, and seeking additional funding from Titan. If these funds are not available or not available at terms acceptable to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives.

    A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of June 30, 2001 this statement had no effect on the Company's financial statements.

    In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company will adopt these standards on January 1, 2002 and has not yet determined what impact the adoption of SFAS No. 142 will have on its financial statements, results of operations or related disclosures thereto.

SureBeam Corporation
PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patent for our systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of our core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in our patent. The action also contained allegations, later dismissed, that we engaged in unfair competition and that our conduct constituted patent misuse. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint of trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. We have filed a counterclaim against the plaintiffs alleging infringement of our patent for our systems. We are seeking damages and an injunction preventing further infringement of our patent. On April 17, 2001 the Court granted our motion to try our patent infringement claim and Ion Beam Applications' claims against our patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint of trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We also intend to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam food irradiation systems that would compete against our systems and services, thereby potentially reducing the growth of our business segment and preventing us from generating the revenues that we expect from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

10.1†	Building Lease dated as of November 17, 2000 between Bradley Associated Limited Partnership and the Company.
10.2†	Strategic Alliance Agreement dated as of November 29, 2000 between Square-H Brands, Inc. and the Company.
10.3†	Amendment to Strategic Alliance Agreement dated as of March 28, 2001 among X H Partners, Square-H Brands, Inc. and the Company.

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(b)
Reports on Form 8-K:

    None.

SureBeam Corporation

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	SUREBEAM CORORATION
	By:	/s/ LARRY A. OBERKFELL Larry A. Oberkfell President and Chief Executive Officer
	By:	/s/ DAVID A. RANE David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Building Lease dated as of November 17, 2000 between Bradley Associated Limited Partnership and the Company.
10.2†	Strategic Alliance Agreement dated as of November 29, 2000 between Square-H Brands, Inc. and the Company.
10.3†	Amendment to Strategic Alliance Agreement dated as of March 28, 2001 among X H Partners, Square-H Brands, Inc. and the Company.

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission.

QuickLinks

Item 1. Financial Statements
SureBeam Corporation STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
SureBeam Corporation BALANCE SHEETS (in thousands, except share and per share information)
SureBeam Corporation STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
SureBeam Corporation STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited) (in thousands)
SureBeam Corporation NOTES TO FINANCIAL STATEMENTS JUNE 30, 2001
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Qualitative and Quantitative Disclosures about Market Risk
SureBeam Corporation PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SureBeam Corporation SIGNATURES
INDEX TO EXHIBITS