Form 10-Q
period 2001-09-30
SUREBEAM CORP
filed 2001-11-14
CIK 1121309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of registrant's Class A common stock, $.001 par value, outstanding at November 8, 2001, was 11,387,211.

    The number of shares of registrant's Class B common stock, $.001 par value, outstanding at November 8, 2001 was 46,583,850.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SureBeam Corporation
STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$11,662	$6,468	$25,754	$19,559
Revenues from affiliate	2,886	—	3,887	—

Total revenues	14,548	6,468	29,641	19,559

Cost of revenues	6,853	3,274	15,017	12,173
Cost of revenues from affiliate	2,402	—	3,403	—

Total cost of revenues	9,255	3,274	18,420	12,173

Gross profit	5,293	3,194	11,221	7,386
Selling, general and administrative expense	11,923	2,763	69,576	7,439
Research and development	736	279	1,849	312

Income (loss) from operations	(7,366)	152	(60,204)	(365)
Interest income	333	—	1,062	230
Interest expense	(1,576)	(1,197)	(4,756)	(2,806)

Loss before income tax benefit	(8,609)	(1,045)	(63,898)	(2,941)
Income tax benefit	(861)	(387)	(6,390)	(1,098)

Net loss	$(7,748)	$(658)	$(57,508)	$(1,843)

Basic earnings (loss) per share:
Net loss	$(0.14)	$(0.01)	$(1.08)	$(0.04)

Weighted average shares — basic	56,131	46,817	53,478	46,817

Diluted earnings (loss) per share:
Net loss	$(0.14)	$(0.01)	$(1.08)	$(0.04)

Weighted average shares — diluted	56,131	46,817	53,478	46,817

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation
BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,574	$—
Investments, available-for-sale	12,374	—
Accounts receivable-net	39,336	17,678
Inventories	10,845	5,765
Prepaid expenses and other	3,384	4,072

Total current assets	77,513	27,515
Property and equipment-net	25,364	9,362
Deferred tax asset	6,390	—
Intangible assets-net	1,918	3,896
Other assets	19,457	12,408

Total assets	$130,642	$53,181

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$8,989	$4,131
Accrued compensation and benefits	2,346	584
Other current liabilities	6,216	3,516

Total current liabilities	17,551	8,231
Subordinated promissory note	72,252	58,072
Deferred tax liability	795	795
Other long-term liabilities	2,249	958

Total liabilities	92,847	68,056

Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 9,658,634 and 232,919 issued and outstanding, respectively	9	—
Class B common stock, $.001 par value, 50,000,000 shares authorized, 46,583,850 issued and outstanding	47	47
Additional paid-in capital	145,183	5,687
Deferred compensation	(32,033)	(2,584)
Cumulative other comprehensive income	122	—
Retained deficit	(75,533)	(18,025)

Total stockholders' equity (deficit)	37,795	(14,875)

Total liabilities and stockholders' equity (deficit)	$130,642	$53,181

The accompanying notes are an integral part of these balance sheets.

SureBeam Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(57,508)	$(1,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Nonmonetary research consideration	(3,231)	(3,574)
Depreciation and amortization	2,956	1,973
Deferred income taxes	(6,390)	(1,911)
Deferred compensation charge	49,155	446
Change in operating assets and liabilities:
Accounts receivable	(21,658)	(3,314)
Inventories	(5,080)	(1,327)
Prepaid expenses and other	688	(1,868)
Other assets	(564)	(1,241)
Accounts payable	4,858	(1,283)
Accrued compensation and benefits	1,762	698
Other accrued liabilities	3,992	1,012

Net cash used in operating activities	(31,020)	(12,232)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(12,253)	—
Capital expenditures	(16,548)	(3,419)
Advances to Tech Ion	(2,775)	(1,700)
Advances to Hawaii Pride	(911)	(3,321)
Cash paid for purchase of linear accelerator	—	(2,500)
Cash paid for purchase of intangible assets	—	(5,000)

Net cash used in investing activities	(32,487)	(15,940)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	59,777	—
Borrowings on subordinated promissory note	14,180	—
Proceeds from exercise of stock options and warrants	1,124	—
Titan investment, net	—	15,271
Net effect of reorganization	—	12,901

Net cash provided by financing activities	75,081	28,172

Net change in cash and cash equivalents	11,574
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$11,574	$—

Supplemental Cash Flow Information:
Non-Cash Investing Activities:
Increase in fair value of investments, available-for-sale	$122	$—

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock						Cumulative Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Compensation	Parent Company Investment	Retained Earnings (Deficit)
	Class A	Class B						Total
Nine Months Ended September 30, 2001:
Balances at December 31, 2000	$—	$47	$5,687	$(2,584)	$—	$(18,025)	$—	$(14,875)
Net loss	—	—	—	—	—	(57,508)	—	(57,508)
Issuance of common stock	7	—	59,770	—	—	—	—	59,777
Exercise of stock options and warrants	2	—	1,122	—	—	—	—	1,124
Deferred compensation related to the issuance of stock options	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	49,155	—	—	—	49,155
Unrealized gain on investments	—	—	—	—	—	—	122	122

Balances at September 30, 2001	$9	$47	$145,183	$(32,033)	$—	$(75,533)	$122	$37,795

Nine Months Ended September 30, 2000:
Balances at December 31, 1999	$—	$47	$51	$(15)	$22,526	$(4,322)	$—	$18,287
Net loss	—	—	—	—	—	(1,843)	—	(1,843)
Titan investment, net	—	—	—	—	15,271	—	—	15,271
Issuance of warrants	—	—	2,419	—	—	—	—	2,419
Deferred compensation related to the issuance of stock options	—	—	3,217	(3,217)	—	—	—	—
Amortization of deferred compensation	—	—	—	446	—	—	—	446
Impact of reorganization	—	—	—	—	9,177	(9,177)	—	—
Conversion of parent company investment into subordinate promissory note	—	—	—	—	(46,974)	—	—	(46,974)

Balances at September 30, 2000	$—	$47	$5,687	$(2,786)	$—	$(15,342)	$—	$(12,394)

The accompanying notes are an integral part of these financial statements.

SureBeam Corporation
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Note (1) Basis of Financial Statement Preparation

    The accompanying financial information of SureBeam Corporation ("SureBeam" or the "Company") should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in its Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The accompanying financial information includes all normal recurring adjustments, which are considered necessary by the Company's management for a fair presentation of the financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain reclassifications have been made to financial information of prior periods to conform to the current period presentation.

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

    On October 16, 2001, Titan adopted a definitive plan to spin-off the Company in the form of a tax-free dividend to Titan's stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution and Titan intends to execute the spin-off as soon as practical, subject to obtaining all required third party consents.

    Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use the Company's intellectual property for all applications and fields other than the food, animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with financial and affirmative and negative covenants, 2) to exchange the outstanding $75 million debt owed by the Company to Titan for additional shares of Class B and Class A common stock of the Company, subject to the consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8 million, payable in two installments of $4.0 million, on September 30, 2001 and September 30, 2002, with the first installment having been made. In addition, Titan and the Company are negotiating other agreements in connection with the planned spin-off of the Company.

    The accompanying financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, consistent with its business plan, the Company has incurred substantial losses from operations primarily resulting from its marketing and brand awareness campaign, and management believes it will continue to do so for the next several quarters as the Company will continue to make significant investments in infrastructure, sales and marketing. Additionally, the Company's construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 15 to 18 months. The Company's arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. As a result, the Company's unbilled receivables from its customers have increased substantially over the past twelve months. Also in connection with the Company's agreements with its customers, it has advanced funds aggregating $9.8 million to strategic alliance entities in Hawaii and Brazil to be used primarily for land acquisition and for working capital purposes. These strategic alliances will ultimately operate the food irradiation facilities. Management does not expect significant repayments of the advances to the strategic alliance in Hawaii until 2002. See Note (10) Subsequent Events for the discussion of the repayments from the Company's strategic alliance in Brazil. The Company has also entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which the Company has and will continue to expend significant funds for construction of the facilities and food irradiation systems. The Company also expects to expend approximately $1.5 million to complete and deliver the system for Texas A&M. In addition, the Company expects to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that it will own and operate. Additionally, Titan is limited by covenants in its senior credit facility in the amounts it can lend to the Company in excess of the $75 million subordinated promissory note and has no obligation to extend any more credit to the Company.

    In addition to management's current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include, but are not limited to, raising additional funds from the capital markets, and seeking additional funding from Titan. If these funds are not sufficient for the Company and/or if it is unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company's ability to meet its business objectives.

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

    Also in connection with the completion of the Company's initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time period. Included in selling, general and administrative expense for the three and nine months ended September 30, 2001, is $4.9 million and $48.5 million, respectively, in compensation expense associated with these options. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of the options. Included in selling, general and administrative expense for the three months ended September 30, 2001 and 2000, is $202,000 of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Included in selling, general and administrative expense for the nine months ended September 30, 2001 and 2000, is $606,000 and $446,000, respectively, of compensation expense related to these options.

Note (3) Other Financial Information

    During the quarter ended September 30, 2001, the Company's only element of comprehensive income resulted from unrealized gains on investments in available-for-sale securities of $677,000. For the nine-month period ended September 30, 2001, the Company had comprehensive income resulting from unrealized gains on investments in available-for-sale securities of $122,000, which are reflected in the statement of stockholders' equity (deficit). The Company had no elements of other comprehensive income for the three months and nine months ended September 30, 2000.

The following data summarize information relating to the per share computations:

	Three months ended September 30, 2001 (Unaudited)			Three months ended September 30, 2000 (Unaudited)
	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Basic EPS:
Net loss	$(7,748)	56,131	$(0.14)	$(658)	46,817	$(0.01)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
Net loss	$(7,748)	56,131	$(0.14)	$(658)	46,817	$(0.01)

	Nine months ended September 30, 2001 (Unaudited)			Nine months ended September 30, 2000 (Unaudited)
	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts	Loss (000's) (Numerator)	Shares (000's) (Denominator)	Per Share Amounts
Basic EPS:
Net loss	$(57,508)	53,478	$(1.08)	$(1,843)	46,817	$(0.04)

Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Diluted EPS:
Net loss	$(57,508)	53,478	$(1.08)	$(1,843)	46,817	$(0.04)

    In the three months and nine months ended September 30, 2001, respectively, the weighted average number of options to purchase approximately 6,702,000 and 7,368,000 shares of common stock at prices ranging from $.14 to $16.06 and $.14 to $16.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations. Similarly, the weighted average number of options and warrants to purchase approximately 8,701,000 and 7,037,000 shares of common stock at prices ranging from less than $.01 to $.71 per share were not included in the computation of diluted EPS for the three and nine month periods ended September 30, 2000, respectively.

    Following are details concerning certain balance sheet data:

	September 30, 2001	December 31, 2000
	(Unaudited)
Investments, available-for-sale	$12,374,000	$—

    Investments, available-for-sale, consist of short-term, interest bearing, investment grade securities.

	September 30, 2001	December 31, 2000
	(Unaudited)
Accounts receivable:
Billed	$77,000	$99,000
Unbilled	39,259,000	17,579,000

	$39,336,000	$17,678,000

    Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	September 30, 2001	December 31, 2000
	(Unaudited)
Inventories:
Materials	$7,798,000	$3,994,000
Work-in-process	3,047,000	1,771,000

	$10,845,000	$5,765,000

    Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

	September 30, 2001	December 31, 2000
	(Unaudited)
Property and equipment:
Machinery and equipment	$9,498,000	$7,341,000
Furniture, fixtures and leasehold improvements	1,304,000	1,248,000
Construction in progress	16,971,000	2,637,000

	27,773,000	11,226,000
Less accumulated depreciation and amortization	(2,409,000)	(1,864,000)

Property and equipment, net	$25,364,000	$9,362,000

    Construction in progress represents costs incurred for the construction of two food irradiation service center facilities. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	September 30, 2001	December 31, 2000
	(Unaudited)
Other assets:
Texas A&M	$7,872,000	$4,701,000
Advances to Hawaii Pride	4,811,000	3,900,000
Advances to Tech Ion	5,000,000	2,225,000
Prepaid rent	892,000	1,177,000
Loan receivable from officer	244,000	300,000
Other	638,000	105,000

	$19,457,000	$12,408,000

    The long-term asset arising from the transaction with Texas A&M represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M

    In connection with the Company's agreements with its customers, it has advanced funds to strategic alliance entities in Hawaii and Brazil to be used for land acquisition and for working capital purposes. Management does not expect significant repayments of the advances to the strategic alliance in Hawaii until 2002. See Note (10) Subsequent Events for the discussion of the repayments from the Company's strategic alliance in Brazil.

    In the three and nine months ended September 30, 2001 and 2000, the Company did not make any cash payments related to interest or income taxes.

    The unaudited pro forma financial information set forth below presents the Company's results of operations for the three and nine month periods ended September 30, 2000, as if the contribution by Titan to SureBeam of the electronic food irradiation business in August 2000 had occurred as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of the Company's electronic food irradiation business, as its historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business, which have been retained by Titan.

    The unaudited pro forma financial information has been prepared on the basis of certain assumptions and estimates made by management. The unaudited pro forma financial information may not be indicative of the results of operations that would have been achieved if the contribution of the electronic food irradiation business had been affected on the date indicated, or which may be achieved in the future.

	Pro Forma Three months ended September 30,		Pro Forma Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Revenues	$11,662	$6,080	$25,754	$15,341
Revenues from affiliate	2,886	—	3,887	—

Total revenues	14,548	6,080	29,641	15,341

Cost of revenues	6,853	2,689	15,017	8,599
Cost of revenues from affiliate	2,402	—	3,403	—

Total cost of revenues	9,255	2,689	18,420	8,599

Gross profit	5,293	3,391	11,221	6,742
Selling, general and administrative expense	11,923	2,394	69,576	5,861
Research and development	736	279	1,849	312

Income (loss) from operations	(7,366)	718	(60,204)	569
Interest income	333	—	1,062	—
Interest expense	(1,576)	(1,185)	(4,756)	(2,794)

Loss before income tax benefit	(8,609)	(467)	(63,898)	(2,225)
Income tax benefit	(861)	(173)	(6,390)	(823)

Net loss	$(7,748)	$(294)	$(57,508)	$(1,402)

Note (4) Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company is adopting the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of September 30, 2001 this statement had no effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company will adopt these standards on January 1, 2002 and has not yet determined what impact the adoption of SFAS No. 142 will have on its financial statements, results of operations or related disclosures thereto.

    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

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

    Under the percentage-of-completion method, the Company recorded revenues of $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2001, respectively, and recorded $0 and $3.6 million for the three and nine month periods ended September 30, 2000. The receivable arising from the total cumulative revenues of $7.9 million has been recorded as a long-term asset at September 30, 2001, and no profit has been recognized. As of September 30, 2001, the Company had deferred profits amounting to $2.1 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, the Company agreed to purchase research & development services from Texas A&M at a discount of approximately $300,000. The discount will be amortized over a period of approximately 10 to 12 months from the long-term asset arising from the cumulative revenues recorded under this agreement. As of September 30, 2001, the Company has recorded $60,000 of amortization expense related to the research and development services it has received to date. The deferred profit of $2.1 million as of September 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of September 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on the Company's liquidity, the Company has expended funds of approximately $5.9 million related to the construction of the system through September 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be approximately $1.5 million of additional costs to be incurred to complete and deliver the system. The Company expects that all of the remaining costs will be incurred in the remainder of 2001.

Note (6) Significant Contracts

    In May 2000, the Company received a purchase order from Tech Ion Industrial Brasil S.A. for eleven electronic food irradiation systems which the Company expects to result in approximately $55.0 million in sales revenues. The Company began construction of these systems in July 2000. Also in May 2000, the Company, through its wholly owned subsidiary, Titan SureBeam Brazil Ltd., and Tech Ion jointly established SureBeam Brasil Ltda. SureBeam Brasil will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. See Note (10) Subsequent Events.

    In June 2001, the Company received a purchase order from RESAL Saudi Corporation, a subsidiary of a private conglomerate headquartered in Riyadh, Saudi Arabia, to build ten electronic food irradiation systems for $50 million.

    Tech Ion represented 9% and 23% of total revenues for the three month and nine month periods ended September 30, 2001, respectively. RESAL Saudi Corporation represented 55% and 50% of total revenues for the three month and nine month periods ended September 30, 2001.

Note (7) Subordinated Promissory Note

    At September 30, 2001, the total borrowings outstanding, including accrued interest, under the Company's subordinated note payable to Titan were $72.3 million. Titan has agreed to lend the Company a maximum amount of $75.0 million, including accrued interest. The promissory note is due in August 2005 and bears interest at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. On October 16, 2001, Titan adopted a definitive plan to spin-off the Company in the form of a tax-free dividend to Titan's stockholders within the next 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution and Titan intends to execute the spin-off as soon as practical, subject to obtaining all required third party consents.

    Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use the Company's intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to the Company a $50 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with financial and affirmative and negative covenants, 2) to exchange the outstanding $75 million debt owed by the Company to Titan for additional shares of Class B and Class A common stock of the Company, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8 million, payable in two installments of $4.0 million, on September 30, 2001 and September 30, 2002, with the first installment having been made. In addition, Titan and the Company are negotiating other agreements in connection with the planned spin-off of the Company.

Note (8) Commitments and Contingencies

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against the Company relating to SureBeam's patents for its systems. On the Company's motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of the Company's core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in the Company's patent. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that the Company has engaged in false advertising, monopolization, restraint on trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. The Company has filed a counterclaim against the plaintiffs alleging infringement of its patents for the Company's systems. The Company is seeking damages and an injunction preventing further infringement of its patents. On April 17, 2001 the Court granted the Company's motion to try its patent infringement claim and Ion Beam Applications' claims against the Company's patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint on trade and unfair business practices. The Company intends to vigorously enforce its patents and prosecute its patent infringement claims against the plaintiffs. The Company also intends to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect the Company's business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam irradiation systems that would compete against the Company's systems and services, thereby potentially reducing the growth of its business segment and preventing it from generating the revenues that it expects from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Note (9) Related Party Transactions

    In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provide, among other things, continuation of services which have historically been provided by Titan to SureBeam while the Company builds its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam. Management believes that share allocations are reasonable. During the quarter ended September 30, 2001, the Company made a cash payment of $271,000 related to its allocation for the three months ended June 30, 2001. For the three and nine months ended September 30, 2001, the Company recorded an allocation of general and administrative expense of approximately $414,000 and $1.4 million, respectively.

    Titan's medical equipment sterilization business, Titan Scan Technologies, has historically sold systems similar to the Company's for the purpose of medical equipment sterilization. Titan Scan Technologies has subcontracted with the Company for the manufacture of four medical sterilization systems at the Company's cost and a 20% fee. Included for the nine months ended September 30, 2001 are approximately $3.9 million in revenues and $3.4 million in cost of revenues primarily related to system sales to Titan Scan Technologies, recorded under the percentage-of-completion method. In September, the Company received $2.7 million in payment of services rendered in May through August of 2001.

Note (10) Subsequent Events

    On October 16, 2001, Titan adopted a definitive plan to spin-off the Company in the form of a tax-free dividend to Titan's stockholders within 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution and Titan intends to execute the spin-off as soon as practical, subject to obtaining all required third party consents.

    Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use the Company's intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to the Company a $50 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with financial and affirmative and negative covenants, 2) to exchange the outstanding $75 million debt owed by the Company to Titan for additional shares of Class B and Class A common stock of the Company, subject to the consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8 million, payable in two installments of $4.0 million, on September 30, 2001 and September 30, 2002, with the first installment having been made. In addition, Titan and the Company are negotiating other agreements in connection with the planned spin-off of the Company.

    On October 23, 2001, the Company entered into a Stock Purchase Agreement (the "Agreement") with Tech Ion to purchase an additional 60.1% of SureBeam Brasil Ltda. ("SureBeam Brasil") bringing its total equity ownership to 80%. In connection with the additional equity interest, the Company will pay $1.0 million to Tech Ion. A payment of $750,000 was paid upon execution of the Agreement and $250,000 is due and conditioned upon the transfer of title for the Rio facility equipment from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables and $3.5 million of its loan to Tech Ion for certain plant and equipment. The Company will record goodwill to the extent the total consideration of the Agreement exceeds the fair market value of the assets purchased. As of October 23, 2001, SureBeam Brasil is a subsidiary of SureBeam.

    On October 29, 2001 the Company announced it would be the primary subcontractor for Titan in providing the United States Postal Service SureBeam systems for treating the mail. The award to the Company is for eight SureBeam systems totaling approximately $26 million.

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

    When you read this section of this Form 10-Q it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including but not limited to those referred in the Company's public filings and the Company's S-1 filing for the initial public offering of SureBeam regarding the risk of gaining consumer acceptance, risks relating to the Company's history of losses and liquidity and risks of international operations.

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

Historical Results of Operations

Revenues

    Our revenues increased from $6.5 million and $19.6 million in the three and nine months ended September 30, 2000, respectively, to $14.5 million and $29.6 million in the three and nine months ended September 30, 2001. For the three months ended September 30, 2000, 93.0% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 3.5% was derived from food processing and 3.5% was derived from the medical equipment sterilization business. For the three months ended September 30, 2001, 78.2% of the revenue was derived from sales of electronic food irradiation systems primarily from one customer, 19.8% was derived from sales to an affiliate and 2.0% was derived from food processing services. For the nine months ended September 30, 2000, 76.7% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 2.6% was derived from food processing, 4.8% was derived from the government linear accelerator business and 15.9% was derived from medical equipment sterilization business. For the nine months ended September 30, 2001, 84.2% of the revenue was derived from sales of electronic food irradiation systems primarily from two customers, 13.1% was derived from sales to an affiliate and 2.7% was derived from food processing services. The 2001 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and RESAL Saudi Corporation, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs.

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

    Under the percentage-of-completion method, we recorded revenues of $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2001, respectively, and recorded $0 and $3.6 million for the three and nine month periods ended September 30, 2000. The receivable arising from the total cumulative revenues of $7.9 million has been recorded as a long-term asset at September 30, 2001, and no profit has been recognized. As of September 30, 2001, we had deferred profits amounting to $2.1 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, we agreed to purchase research and development services from Texas A&M at a discount of approximately $300,000. The discount will be amortized over a period of approximately 10 to 12 months from the long-term asset arising from the cumulative revenues recorded under this agreement. As of September 30, 2001, we have recorded $60,000 of amortization expense related to the research and development services we have received to date. The deferred profit of $2.1 million as of September 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of September 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $5.9 million related to the construction of the system through September 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $1.5 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

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

    Our gross margins changed from 49.4% and 37.8% for the three and nine months ended September 30, 2000, respectively, to 36.4% and 37.9% for the three and nine months ended September 30, 2001. The decrease from 49.4% to 36.4% is primarily attributed to a higher percentage of Texas A&M University and affiliate revenue in the three-month period ended September 30, 2001, which have gross margins of 0% and 16.8%, respectively.

Selling, General and Administrative

    Our selling, general and administrative expense increased from $2.8 million and $7.4 million in the three and nine months ended September 30, 2000, respectively, to $11.9 million and $69.6 million in the three and nine months ended September 30, 2001. The increase was primarily attributable to the increased amortization of deferred compensation expense, which increased from $202,000 and $446,000 in the three and nine months ended September 30, 2000, respectively, to $5.1 million and $49.2 million in the three and nine months ended September 30, 2001. The primary component of the increase was due to the amortization of the deferred compensation expense of $4.9 million and $48.5 million for the three months and nine months ended September 30, 2001, respectively, resulting from the Nonstatutory Stock Option Plan established from our initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the nine-month period ended September 30, 2001.

Research and Development

    Our research and development expense increased from $279,000 and $312,000 in the three and nine months ended September 30, 2000, respectively, to $736,000 and $1.8 million in the three and nine months ended September 30, 2001. The 2001 expense primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, $4.9 million and $48.5 million were recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months and nine months ended September 30, 2001, respectively. There are no amounts included in the statement of operations for the three and nine months ended September 30, 2000, for our Nonstatutory Stock Option Plan. The remaining deferred compensation balance related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional deferred compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Our deferred compensation expense related to these options was $202,000 and $446,000 in the three and nine months ended September 30, 2000, respectively. Deferred compensation expense related to these options was $202,000 and $606,000 for the three and nine months ended September 30, 2001.

Interest Expense

    Our interest expense increased from $1.2 million and $2.8 million in the three and nine months ended September 30, 2000, respectively, to $1.6 million and $4.8 million in the three and nine months ended September 30, 2001. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative borrowings from Titan under our credit facility.

Income Taxes

    Income taxes reflect an effective rate of 37% for the three months and nine months ended September 30, 2000, compared to 10% for the three months and nine months ended September 30, 2001. The difference between the actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during each quarter.

Net Income (Loss)

    Our net loss increased from $658,000 and $1.8 million in the three and nine months ended September 30, 2000, respectively, to $7.7 million and $57.5 million in the three and nine months ended September 30, 2001. The increase primarily related to deferred compensation amortization expense of approximately $5.1 million and $49.2 million for the three months and nine months ended September 30, 2001, respectively. In addition, selling general and administrative expense increased for our marketing initiatives and building of our infrastructure.

Pro Forma Statement of Operations

    The unaudited pro forma financial information set forth below presents our results of operations for the three and nine months ended September 30, 2000, as if the contribution by Titan to us of the electronic food irradiation business in August 2000 had occurred as of January 1, 2000. The unaudited pro forma financial information presented reflects only the results of operations of our electronic food irradiation business, as our historical financial information has been adjusted to eliminate the operations of the medical equipment sterilization business and the government linear electron beam accelerator business which have been retained by Titan.

    The unaudited pro forma financial information has been prepared on the basis of certain assumptions and estimates made by management. The unaudited pro forma financial information may not be indicative of the results of operations that would have been achieved if the contribution of the electronic food irradiation business had been affected on the date indicated, or which may be achieved in the future.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited) (in thousands)		(Unaudited) (in thousands)
Revenues	$11,662	$6,080	$25,754	$15,341
Revenues from affiliate	2,886	—	3,887	—

Total revenues	14,548	6,080	29,641	15,341

Cost of revenues	6,853	2,689	15,017	8,599
Cost of revenues from affiliate	2,402	—	3,403	—

Total cost of revenues	9,255	2,689	18,420	8,599

Gross profit	5,293	3,391	11,221	6,742
Selling, general and administrative expense	11,923	2,394	69,576	5,861
Research and development	736	279	1,849	312

Income (loss) from operations	(7,366)	718	(60,204)	569
Interest income	333	—	1,062	—
Interest expense	(1,576)	(1,185)	(4,756)	(2,794)

Loss before income tax benefit	(8,609)	(467)	(63,898)	(2,225)
Income tax benefit	(861)	(173)	(6,390)	(823)

Net loss	$(7,748)	$(294)	$(57,508)	$(1,402)

Pro Forma Results of Operations

Revenues

    Our revenues increased from $6.1 million and $15.3 million in the three and nine months ended September 30, 2000, respectively, to $14.5 million and $29.6 million in the three and nine months ended September 30, 2001. For the three months ended September 30, 2000, 96.3% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers, 3.7% was derived from food processing. For the three months ended September 30, 2001, 78.2% of the revenue was derived from sales of electronic food irradiation systems primarily from one customer, 19.8% was derived from sales to an affiliate and 2.0% was derived from food processing services. For the nine months ended September 30, 2000, 96.6% of the revenue was derived from sales of electronic food irradiation systems primarily to three customers and 3.4% was derived from food processing. For the nine months ended September 30, 2001, 84.2% of the revenue was derived from sales of electronic food irradiation systems primarily from two customers, 13.1% was derived from sales to an affiliate and 2.7% was derived from food processing services. The 2001 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and RESAL Saudi Corporation, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs.

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

    Under the percentage-of-completion method, we recorded revenues of $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2001, respectively, and recorded $0 and $3.6 million for the three and nine month periods ended September 30, 2000. The receivable arising from the total cumulative revenues of $7.9 million has been recorded as a long-term asset at September 30, 2001, and no profit has been recognized. As of September 30, 2001, we had deferred profits amounting to $2.1 million, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, we agreed to purchase research and development services from Texas A&M at a discount of approximately $300,000. The discount will be amortized over a period of approximately 10 to 12 months from the long-term asset arising from the cumulative revenues recorded under this agreement. As of September 30, 2001, we have recorded $60,000 of amortization expense related to the research and development services we have received to date. The deferred profit of $2.1 million as of September 30, 2001, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of September 30, 2001, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

    With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $5.9 million related to the construction of the system through September 30, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $1.5 million of additional costs to be incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2001.

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

    Our gross margins decreased from 55.8% and 43.9% for the three and nine months ended September 30, 2000, respectively, to 36.4% and 37.9% for the three and nine months ended September 30, 2001. The decrease in both periods can primarily be attributed to a increase in the revenue and associated deferred profit recorded for Texas A&M University and the revenues from affiliate that were recorded in 2001.

Selling, General and Administrative

    Our selling, general and administrative expense increased from $2.4 million and $5.9 million in the three and nine months ended September 30, 2000, respectively, to $11.9 million and $69.6 million in the three and nine months ended September 30, 2001. The increase was primarily attributable to the increased amortization of deferred compensation expense, which increased from $202,000 and $446,000 in the three and nine months ended September 30, 2000, respectively, to $5.1 million and $49.2 million in the three and nine months ended September 30, 2001. The primary component of the increase was due to the amortization of the deferred compensation expense of $4.9 million and $48.5 million for the three months and nine months ended September 30, 2001, respectively, resulting from the Nonstatutory Stock Option Plan established from our initial public offering on March 16, 2001. See discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense increased in 2001 for our marketing initiatives, building of our infrastructure, and management bonuses determined and approved during the nine-month period ended September 30, 2001.

Research and Development

    Our research and development expense increased from $279,000 and $312,000 in the three and nine months ended September 30, 2000, respectively, to $736,000 and $1.8 million in the three and nine months ended September 30, 2001. The 2001 expense primarily related to increasing the capability and efficiency of our existing technology. Historically, our research and development activities were incidental to working being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts.

Stock-based Compensation

    In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, $4.9 million and $48.5 million were recognized as compensation expense and included in selling, general and administrative expense in the accompanying statement of operations for the three months and nine months ended September 30, 2001, respectively. There are no amounts included in the statement of operations for the three and nine months ended September 30, 2000, for our Nonstatutory Stock Option Plan. The remaining deferred compensation balance related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional deferred compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Our deferred compensation expense related to these options increased from $202,000 and $446,000 in the three and nine months ended September 30, 2000, respectively, to $202,000 and $606,000 in the three and nine months ended September 30, 2001.

Interest Expense

    Our interest expense increased from $1.2 million and $2.8 million in the three and nine months ended September 30, 2000, respectively, to $1.6 million and $4.8 million in the three and nine months ended September 30, 2001. The increase in interest expense from 2000 to 2001 is primarily a result of the increase in the cumulative net cash funded by Titan to us, including the assumption of the net cash funded by Titan to the medical equipment sterilization business and the government linear accelerator business from the inception of such operations through the date of the contribution by Titan to us in August 2000.

Income Taxes

    Income taxes reflect an effective rate of 37% for the three months and nine months ended September 30, 2000, compared to 10% for the three and nine months ended September 30, 2001. The difference between that actual benefit and the effective rate (based on the United States statutory tax rate) was due primarily to the inability to fully utilize net operating losses generated during the quarter.

Net Income (Loss)

    Our net loss increased from $294,000 and $1.4 million in the three and nine months ended September 30, 2000, respectively, to $7.7 million and $57.5 million in the three and nine months ended September 30, 2001. The increase primarily related to a deferred compensation amortization expense of approximately $5.1 million and $49.2 million for the three months and for the nine months ended September 30, 2001, respectively. In addition, selling, general and administrative expense increased for our marketing initiatives and building our infrastructure.

Liquidity and Capital Resources

    We have used cash principally to construct systems for our strategic alliances and fund working capital lines for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity, and to fund our working capital requirements. We spend significant funds to construct systems for our strategic alliances in advance of payment. We also are spending significant funds to construct new company-owned service centers and systems. Our cash requirements have been met primarily through advances under our credit facility with Titan and proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan has agreed to lend us a maximum amount of $75.0 million, including accrued interest. The promissory note is due in August 2005 and bears interest at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. As of September 30, 2001, we had $72.3 million in principal and accrued interest outstanding under the note accruing interest at 10% per annum. Titan's effective weighted average interest rate under its senior credit facility as of September 30, 2001 was 6.6%. We may, with Titan's approval, prepay amounts outstanding under the promissory note with cash from operations, the net proceeds of any asset sales we make that are not in the ordinary course of business or if we obtain a credit facility from a third party lender. We cannot use any of the proceeds of our initial public offering to pay amounts outstanding under the promissory note or under any indebtedness we incur to refinancing the promissory note.

    On October 16, 2001, Titan adopted a definitive plan to spin-off SureBeam in the form of a tax-free dividend to Titan's stockholders within the next 12 months from that date. The plan involves filing a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution and Titan intends to execute the spin-off as soon as practical following the receipt of a favorable ruling on that request, subject to obtaining all required third party consents.

    Titan's credit facility contains financial covenants that require Titan to maintain minimum financial performance measures and that restrict Titan on a consolidated basis from taking corporate actions such as changing its business operations, incurring new unsecured indebtedness, making payments on the principal of subordinated debt or merging with or into another entity. As a majority-owned subsidiary of Titan, we are affected by the restrictions in the covenants in Titan's credit facility. Since our financial results will be included in Titan's consolidated financial results, Titan, as the controlling stockholder, may limit our capital expenditures, our indebtedness and our rate of spending on infrastructure and sales and marketing to grow our business if our net losses, our capital expenditures, our net worth or other financial performance measures together with those of other Titan subsidiaries would adversely affect Titan's ability to comply with its covenants. It is possible that Titan could restrict our activities because of competing needs or unexpected performance of other Titan subsidiaries. Such covenants include maximum leverage ratios (debt to earnings before interest, taxes and depreciation and amortization), minimum interest coverage ratios, minimum fixed charge ratios and minimum net worth requirements. These covenants may restrict our capital expenditure capacity as well as our ability to expand our infrastructure and sales and marketing efforts to grow our business.

    Our operating activities used cash of $31.0 million for the nine months ended September 30, 2001, primarily due to an increase in accounts receivable of $21.7 million, an increase in deferred tax assets of $6.4 million and to a lesser extent, to an increase in inventories of $5.1 million, as well as personnel costs and other expenditures associated with the development of the electronic food irradiation business. The increase in accounts receivable principally relates to unbilled revenues that have been recognized under the percentage-of-completion method but where payments have not yet been due or made under such contracts. The increase in deferred income taxes principally relates to deferred tax assets recorded as a result of net operating losses generated during the quarter.

    Our investing activities used cash of $32.5 million for the nine months ended September 30, 2001, primarily due to the purchase of available-for-sale investments of $12.3 million and capital expenditures of $16.5 million related to our two service centers under development. Also included in cash used for investing activities for the nine months ended September 30, 2001 were advances to the special purpose entities in Hawaii and Brazil aggregating $3.7 million to be used for start-up, including, but not limited to, the purchase of land and construction of the facility in Brazil, and working capital requirements.

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

    In May 2000, we acquired the intangible assets of Applied Power Associates, Inc., which included a customer list, know-how related to food irradiation and product installation and two-year agreements from two key employees not to compete in the food irradiation industry, for $5.0 million in cash and a warrant to acquire 372,670 shares of SureBeam common stock at a price per share of $0.1438. The warrant was exercised in connection with our initial public offering. The purchase price of approximately $5.5 million, which includes $508,000 related to the fair market value of the warrant, is being amortized on a straight-line basis over the two-year term of the non-compete agreements included as part of this transaction.

    In May 2000, we received purchase orders from Tech Ion Industrial Brasil S.A. for eleven electronic food irradiation systems. We began construction of these systems in July 2000. Tech Ion is not obligated to make, and is not making, any progress payments to us during the construction of their food irradiation systems. Although Tech Ion is obligated to fully pay for each food irradiation system upon delivery and installation, it will need to obtain, and is currently seeking, financing to complete the delivery and installation of these systems. Also in May 2000, we, through our wholly owned subsidiary, Titan SureBeam Brazil Ltd., and Tech Ion jointly established SureBeam Brasil Ltda. SureBeam Brasil will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. We acquired a 19.9% equity interest in SureBeam Brasil without charge at the time of our signing of the agreement to establish SureBeam Brasil, which is a start up company that was created with no initial capital contribution from either party. We and Tech Ion are each entitled to elect an equal number of directors of SureBeam Brasil and therefore these representatives must mutually agree on any board actions. The agreement further provides that we or another Titan affiliate will provide a $5.0 million working capital line of credit to Tech Ion, and advances will bear interest at 10% per annum and are secured by the stock and assets of Tech Ion. At September 30, 2001, there was $5.0 million outstanding under this line of credit. Tech Ion has used the line of credit to finance the purchase of land, construction costs and costs for improvements to the land. Our agreement with Tech Ion also entitles us to intellectual property rights and subjects us to intellectual property obligations. On October 23, 2001, the Company entered into a Stock Purchase Agreement (the "Agreement") with Tech Ion to purchase an additional 60.1% of SureBeam Brasil Ltda. ("SureBeam Brasil") bringing its total equity ownership to 80%. In connection with the additional equity interest, the Company will pay $1.0 million to Tech Ion. A payment of $750,000 was paid upon execution of the Agreement and $250,000 is due and conditioned upon the transfer of title for the Rio facility equipment from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables and $3.5 million of its loan to Tech Ion for certain plant and equipment. The Company will record goodwill to the extent the total consideration of the Agreement exceeds the fair market value of the assets purchased. As of October 23, 2001, SureBeam Brasil is a subsidiary of SureBeam.

    In June 2001, we received a purchase order from RESAL Saudi Corporation, a subsidiary of a private conglomerate headquartered in Riyadh, Saudi Arabia to build ten electronic food irradiation systems for $50 million.

    In October 2001, we contracted to manufacture eight SureBeam systems for approximately $26 million for Titan in connection with Titan's agreement with the United States Postal Service. Under this agreement, Titan has arranged to provide electron beam systems and services to sanitize mail by eliminating anthrax. We will be working with several business units of the Titan Corporation and Titan's Office of Homeland Security, as well as Titan Systems Corporation and Titan Scan

Technologies, in providing the systems to the United States Postal Service. We will be a principal subcontractor to Titan under its prime contract.

    The accompanying financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, we have incurred substantial losses from operations primarily resulting from our marketing and brand awareness campaign, and management believes we will continue to do so for the next several quarters as we continue to make significant investments in infrastructure, sales and marketing. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 15 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. As a result, our unbilled receivables from our customers have increased substantially over the past twelve months. Also in connection with our agreements with our customers, we have advanced funds aggregating $9.8 million to strategic alliance entities in Hawaii and Brazil to be used primarily for land acquisition and for working capital purposes. These strategic alliances will ultimately operate the food irradiation facilities. We do not expect significant repayments of the advances to the strategic alliance in Hawaii until 2002. See Note (10) Subsequent Events for the discussion of the repayments from the Company's strategic alliance in Brazil. We also have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend approximately $1.5 million to complete and deliver the system for Texas A&M. In addition, the Company expects to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that we will own and operate.

    In addition to management's current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to us a $50 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with financial and affirmative and negative covenants, 2) to exchange the outstanding $75 million debt owed by us to Titan for additional shares of our Class B and Class A common stock, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8 million, payable in two installments of $4.0 million, on September 30, 2001 and September 30, 2002, with the first installment having been made. In addition, we are negotiating other agreements with Titan in connection with our planned spin-off. If funds from Titan or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives.

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

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of June 30, 2001 this statement had no effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company will adopt these standards on January 1, 2002 and has not yet determined what impact the adoption of SFAS No. 142 will have on its financial statements, results of operations or related disclosures thereto.

    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.

SureBeam Corporation
PART II-OTHER INFORMATION

Item 1. Legal Proceedings

    On January 6, 2000, Ion Beam Applications s.a. or IBA, a Belgian corporation, and its related U.S. subsidiaries filed an action for declaratory judgment in a federal court in Virginia against us relating to our patents for our systems. On our motion, the Virginia court transferred the case to the Federal District Court in San Diego. The action attacks the validity of our core Irradiation System Utilizing Conveyor Transported Article Carriers patent, and seeks a declaration that Ion Beam Applications and its customers have not infringed any of the claims in our patent. On November 29, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that we have engaged in false advertising, monopolization, restraint on trade, unfair business practices and unfair competition, and alleging unenforceability due to patent misuse. We have filed a counterclaim against the plaintiffs alleging infringement of our patents for our systems. We are seeking damages and an injunction preventing further infringement of our patents. On April 17, 2001 the Court granted our motion to try our patent infringement claim and Ion Beam Applications' claims against our patent separately and before any trial of Ion Beam Applications' claims alleging false advertising, monopolization, restraint on trade and unfair business practices. We intend to vigorously enforce our patents and prosecute our patent infringement claims against the plaintiffs. We also intend to vigorously defend against all allegations made by the plaintiffs. However, a finding in favor of Ion Beam Applications in this action could materially adversely affect our business, financial condition and results of operations by allowing Ion Beam Applications and other potential competitors to develop and commercialize electron beam irradiation systems that would compete against our systems and services, thereby potentially reducing the growth of our business segment and preventing us from generating the revenues that we expect from food irradiation. Discovery is continuing and it is not possible to predict the outcome of this case.

Item 2. Changes in Securities and Use of Proceeds

On March 16, 2001, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (Registration No. 333-43672) effective. Raising gross proceeds of $67 million in an Initial Public Offering at $10 per share, we sold 6.7 million shares of common stock with par value $0.001 per share. The underwriting discount was $0.70 per share or $4.7 million. Expenses of the Initial Public Offering payable by us, excluding underwriting discounts and commissions, totaled $2.5 million. The net offering proceeds to us after deducting such expenses and underwriting discounts and commissions totaled $59.8 million. The managing underwriters for the offering were Merrill Lynch & Co., Credit Suisse First Boston, First Union Securities, Inc. and A.G. Edwards & Sons, Inc.

The net proceeds were used to build new electronic food irradiation systems and service centers, expand manufacturing capacity, increase marketing activities, and pursue strategic relationships, as well as for general working capital purposes. When the Company's cash working capital exceeds the immediate cash needs it invests the excess in short-term highly liquid investments.

Item 6. Exhibits and Reports on Form 8K

  (a)
  Exhibits:
  None

  (b)
  Reports on Form 8-K:
  The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Items 3, 4, and 5 are not applicable and have been omitted.

SureBeam Corporation
SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

SUREBEAM CORPORATION
By:	/s/ LARRY A. OBERKFELL
Larry A. Oberkfell President and Chief Executive Officer
By:	/s/ DAVID A. RANE
David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

  PART I-FINANCIAL INFORMATION
  Item 1. Financial Statements
STATEMENTS OF OPERATIONS
BALANCE SHEETS
STATEMENTS OF CASH FLOWS
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
NOTES TO FINANCIAL STATEMENTS
  ITEM 2.
  Item 3.
PART II–OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8K
SIGNATURES