Form 10-K405
period 2001-12-31
SUREBEAM CORP
filed 2002-04-01
CIK 1121309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-31807

SureBeam Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0921003 (I.R.S. Employer Identification No.)
3033 Science Park Road San Diego, California	92121-1199
(Address of principal executive offices)	(Zip code)

(858) 552-9500
(Registrant's telephone number, including area code)

None
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002: $65,402,671.

        Number of Registrant's shares of Class A Common Stock, $.001 par value outstanding as of March 22, 2002 was: 16,823,867 and the number of Registrant's shares of Class B Common Stock, $.001 par value outstanding as of March 22, 2002 was: 50,000,000.

Documents Incorporated By Reference:

        Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders on May 23, 2002. (The Company will file a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions, which are specifically incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2002 Annual Meeting of Stockholders is not deemed to be filed as part of this Report.

SureBeam Corporation

Form 10-K
For the Fiscal Year Ended December 31, 2001

PART I

ITEM 1. BUSINESS

        The statements made in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements see our note regarding forward-looking statements on page 32. Information regarding certain of the risks and uncertainties that could cause or contribute to such differences can be found in this report in Part I, Item I under the caption "Risk Factors," Part II, Item 7 entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere throughout this report. We recommend that you review all of the Company's filings made with the Securities and Exchange Commission for a complete description of risk factors.

Overview

        We trace our corporate history to Titan Purification, Inc., a wholly owned subsidiary of The Titan Corporation, or Titan, formed in December 1997. Titan Purification subsequently changed its name to SureBeam Corporation. We were formed in August 2000 to facilitate a reorganization of Titan's food irradiation and medical sterilization division in the most tax-efficient manner. At that time, Titan contributed to us the assets, liabilities and operations related to its electronic food irradiation business. We in turn contributed the same assets, liabilities and operations to SB Operating Co. (previously named SureBeam Corporation and originally named Titan Purification, Inc.) in exchange for all of the common stock of SB Operating Co. held by Titan and Dr. Gene Ray, President and Chief Executive Officer of Titan. Concurrently, we substituted the outstanding options and assumed the outstanding warrants to acquire common stock of SB Operating Co. that had been granted by SB Operating Co. As a result, the holders of the substituted options and assumed warrants had the right to receive shares of our Class A common stock instead of shares of SB Operating Co. common stock. In addition, we assumed Titan's investment in all of SureBeam's operations as evidenced by a subordinated promissory note payable to Titan. Also at the time of the contribution, we licensed to Titan the patent rights for the SureBeam technology to be used solely for its medical equipment sterilization business. SB Operating Co. and we had limited assets prior to the contribution.

        We are a leading provider of electronic irradiation systems and services for the food industry. Our SureBeam electronic food irradiation process significantly improves food safety, prolongs shelf life and provides disinfestation, without compromising food taste, texture or nutritional value. Our SureBeam process is based on proven electron beam technology that destroys harmful food-borne bacteria such as E-coli, salmonella and listeria, eliminates or renders harmless fruit flies and other pests and reduces bacteria driven food spoilage. Heightened awareness of food safety issues has prompted food growers, packers, processors and retailers to find new, safe and efficient ways to eliminate bacteria and insects from their products and to reduce food spoilage. Unlike older irradiation technologies, our SureBeam process does not use radioactive isotopes as a means of irradiation. Instead, our SureBeam system uses ordinary electricity and operates in an efficient and environmentally responsible manner. As a result, we believe we have an opportunity to establish electronic irradiation as a new standard for food safety and SureBeam as the leading brand for food safety solutions.

        Our electronic food irradiation system combines our patented conveyor and shielding systems and proprietary software with publicly available electron beam, x-ray and linear accelerator technology. Under our business model, we intend to generate revenue using our electronic food irradiation system in primarily three types of installations:

  •
  Service centers owned by us, which will charge customers for processing services;

  •
  Service centers owned by third parties, using equipment they have purchased from us, which will be charged a continuing royalty fee for using our technology on an ongoing basis; and

  •
  Systems owned by us and installed as part of a customer's production line, which customers will be charged for processing services.

        We built, own and operate in Sioux City, Iowa the first commercial electronic food irradiation service center in the United States. In addition, we built, own and operate a second commercial electronic food irradiation service center, which opened in Chicago, Illinois in October 2001. We use these service centers for both commercial processing of ground beef and spices for customers and for testing the processing of products for other customers. We are in the process of building additional company-owned service centers in Los Angeles, California and Rio de Janeiro, Brazil. We expect the Los Angeles service center to be operational by the second quarter of 2002 and the Rio de Janeiro service center to be operational by the third quarter of 2002. Also, we are currently reviewing the need for a company-owned service center on the east coast of the United States.

        In addition to the company-owned service centers, we generally plan to retain ownership of and operate or support the customer's operation of any systems that we install within a customer's production line. We have entered into an agreement with Cargill Incorporated's Excel subsidiary to engineer, manufacture and install in-line electronic food irradiation systems for two of Excel's processing facilities.

        We may also sell systems to third parties who would own and operate service centers in the United States or internationally. In addition to charging for the price of the system, we anticipate we will typically charge these third parties a royalty fee for the use of our technology on an ongoing basis.

        To date, we have sold a SureBeam system to Hawaii Pride LLC, or Hawaii Pride, for operation of a center in Hilo, Hawaii for the disinfestation of fruits and vegetables, which opened in July 2000. We also are pursuing global opportunities to sell systems through strategic alliances with local entities in international markets. In 2001, we entered into an order with RESAL Saudi Corporation, or RESAL, to build electronic food irradiation systems for the operation of four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging the shelf life of dates and we have begun construction on six of these systems.

        We generally structure these sale transactions so that we can participate in the potential future value created through the use of the systems we have sold. Typically, we obtain a right to acquire a minority equity interest in the entity that owns and operates the system and/or charge a royalty fee for the technology. We recognize revenue from the sale of the systems and expect to recognize income from profits generated from processing services commensurate with our equity ownership and/or a royalty fee in these entities. We have provided and may in the future provide working capital or project financing in connection with these third party service centers. Substantially all of our revenues to date have been derived from contract accounting under the percentage-of-completion method. For example, we have commenced construction of the systems for RESAL under our $50.0 million order for ten systems and have recognized total revenues of $12.2 million through December 31, 2001 under the percentage-of-completion method for these systems.

        We have executed agreements with many of the major meat and poultry providers and processors in the United States, including American Food Service, Cargill, Huisken Meats, IBP, Omaha Steaks, Tyson Foods, United Food Group and WW Johnson, and spice producers Saratoga Specialties and Spice Tek. In addition, we have signed agreements with Anchor Foods, Del Monte Foods, Square-H Brands, Inc. and Kraft Foods for applying the SureBeam technology to processed foods with the expectation that the FDA will approve irradiation of processed foods. If the FDA does not approve irradiation of processed foods, it is unlikely we will receive revenue under these agreements. Our customer agreements generally provide that we will be the exclusive provider of any food irradiation services required by the customer. Revenues we receive under these agreements, if any, are dependent upon the amount of processing, if any, required by the customers. We are currently electronically irradiating frozen and, recently, fresh ground beef for commercial sale by Cargill, Huisken Meats, IBP,

Omaha Steaks, Schwan's and WW Johnson. Our other customers are currently testing products processed by the SureBeam system.

        During 2001 we made significant advances in implementing our strategy. The volume of food products processed in 2001 increased by 88% from 2000 increasing from 5.9 million pounds to 11.1 million pounds. In addition, we have experienced a significant increase in the number of customers testing products at our Sioux City and Chicago service centers and a number of potential customers are in discussions with us regarding the use of our electronic food irradiation technology. Many of these discussions are preliminary and no assurance can be made that we will enter into agreements with these potential customers, or that any agreements we enter into with these customers will prove to be profitable to us. We have expanded the types of packaging configurations that we can process using our patented technology and our customers have increased the kinds of products we are processing for them. We believe the increased level of processing by our customers and the agreement to construct and install in-line systems for Cargill's Excel subsidiary indicate an increasing level of consumer acceptance of electronically irradiated food products. This acceptance is further evidenced by the recent introduction of electronically irradiated food products by several restaurants, as well as major retail grocery stores, in the United States. For 2001, food processing services represented a small portion, or 3%, of our total revenues versus system sales.

        We have identified several global markets for our SureBeam process, including over 19 billion pounds of ground beef and over one trillion pounds of fruits and vegetables. We also plan to target the poultry, pork, cut beef, egg and processed food markets. Each of these markets is substantial and represents a significant opportunity since our long-term objective is to derive the majority of our revenue by charging a per pound fee for food processed with our electronic irradiation systems.

        During 2001, in addition to performing activities which are part of our core strategy, we were also involved in the sale of SureBeam equipment to the United States Postal Service for treatment of mail to eliminate the threat of anthrax. Titan entered into a contract with the United States Postal Office to sell it electronic irradiation equipment and we sold the equipment to Titan to enable it to fulfill the contract.

Industry Background

Food Safety

        There is growing concern about the safety of the world's food supply. The Centers for Disease Control and Prevention reported that food-borne bacteria cause more than 5,100 deaths, 325,000 hospitalizations, and 76 million cases of illness annually in the United States alone. In 1997, the United States Department of Agriculture, or USDA, ordered Hudson Foods Inc. to close its Columbus, Nebraska meat processing plant and recall 25 million pounds of ground beef after it was linked to an outbreak of E-coli contamination. In 2000, the USDA recalled nearly 20 million pounds of food in over 60 reported product recalls relating to food-borne bacteria and in 2001, it recalled nearly 17 million pounds of food in over 45 reported product recalls. Additionally, zero tolerance liability laws on E-coli and listeria and increasing litigation related to other food-borne illnesses are exerting additional pressure on food processors to meet increasing food safety standards. As a result, food processors spend substantial amounts of capital to minimize the risk of food contamination. For example, in response to the zero tolerance laws in Saudi Arabia on salmonella, RESAL's Saudi facilities will use our SureBeam process primarily to destroy salmonella in poultry.

        The United States Food and Drug Administration, or FDA, has stated that the only effective methods of safeguarding against E-coli and other food-borne bacteria are cooking foods to 160°F or irradiating food. Relying solely on cooking as a safeguard against food-borne illnesses is not satisfactory, since bacteria can be spread when contaminated food is handled prior to cooking and can remain if food is undercooked. Irradiation offers food producers and processors a method to safeguard against food-borne bacteria after their products are packaged and before their products reach consumers. Although the FDA approved the irradiation of a number of foods in the early 1960's, food processors and consumers reacted unfavorably towards the concept of irradiation because older food irradiation methods involve exposing food to radioactive isotopes. Furthermore, we believe that older food irradiation methods can negatively affect the taste and texture of some types of food.

Food Infestation and Spoilage

        In addition to food safety, our SureBeam system can be used to eliminate infestation of food by fruit flies and other pests and to reduce food spoilage and prolong shelf life. For instance, Hawaii Pride's facility disinfests produce, and it is expected that RESAL's Saudi facilities also will disinfest dates, while our facility in Brazil is intended to use our SureBeam process to increase the shelf life of fruits and vegetables.

        Hawaii and countries such as Brazil and Australia that produce fruits and vegetables with known insect infestations are prohibited from shipping those fruits and vegetables into the United States and other countries unless they comply with disinfestation regulations. These regulations are becoming more difficult to meet, as traditional methods of disinfestation are being banned or reevaluated due to environmental concerns and negative effects on food taste, texture and nutritional value. Our SureBeam systems and related technology allow compliance with the disinfestations regulations in an environmentally responsible manner.

        Traditional methods of disinfesting food products such as fruits and vegetables include the use of vapor heat, fumigation and gamma ray irradiation. Using heat to disinfest fruit can compromise taste, texture and nutritional value. The use of fumigation, such as methyl bromide, is being challenged due to its negative environmental impact. We believe the use of radioactive isotopes to disinfest food products elicits the same negative reaction from food processors and consumers that is associated with using radioactive isotopes to eliminate food-borne bacteria.

        Food spoilage is a major concern for food growers, processors and retailers since it limits both shelf life and the distance food products may be shipped, thereby limiting market access. Food spoilage in developing countries is estimated to be 30% in fresh fruits and vegetables. In addition, transportation distances in an increasingly global food industry contribute to the food spoilage problem.

The SureBeam Solution

        Our electronic food irradiation system offers a newer method of irradiation that utilizes ordinary electricity to accelerate electrons. We believe that consumers have demonstrated acceptance of food safety methods, as in the case of pasteurized milk, when the method is environmentally safe and maintains the product's characteristics. We believe health officials currently view irradiation positively and that consumers and industry officials are beginning to view irradiation positively. Many prominent health and medical organizations support the use of irradiation technology, including the American Dietetic Association, the American Medical Association, the Centers for Disease Control, the FDA, the USDA and the World Health Organization. In addition, the World Health Organization has approved the irradiation of all foods. The World Health Organization's standards may serve as uniform standards for some other countries.

        Utilizing our patented technology, we have developed an electronic irradiation system that we believe addresses food safety, disinfestation and spoilage concerns and provides many benefits including:

  •
  Destroying dangerous bacteria. Use of our electronic irradiation system can effectively kill dangerous bacteria such as E-coli, listeria monocytogenes, salmonella and campylobacter in all food products, including meats, poultry, vegetables, eggs and seafood. We provide food processors with a solution that improves their ability to comply with food safety laws and may reduce costly product recalls or damaging liability lawsuits.

  •
  Killing fruit flies and other pests. Our SureBeam system can kill fruit flies and other pests or prevent them from reproducing, thereby rendering them harmless. This benefit enables food producers and processors to gain access to new markets that have previously been denied or limited due to fruit fly and other pest quarantines.

  •
  Reducing food spoilage and prolonging shelf life. Our SureBeam system can increase the shelf life of foods such as meats, poultry, fruits and vegetables, by decreasing microbial levels that cause food spoilage. Irradiation has demonstrated an ability to extend shelf life by two to three times in foods such as raspberries, strawberries, raw beef, chicken and pork. As a result, food processors have the ability to ship product less frequently and over further distances while food retailers and food service companies have the ability to stock and store product longer, thereby realizing supply chain efficiencies.

  •
  Utilizing ordinary electricity. Unlike older irradiation methods that use radioactive isotopes as their energy source, our SureBeam system uses ordinary electricity and has received greater acceptance from food processors and consumers because of its environmentally responsible features.

  •
  Maintaining food taste, texture and nutritional value. Because of the rapid rate at which food is processed by our SureBeam system and the small increase in food product temperature during processing, the oxidation effects on food products are minimized. As a result, when properly applied, our SureBeam process has been shown to have minimal effect on food taste, texture or nutritional value.

  •
  Integrating fully into production lines. We believe our SureBeam system is the only food irradiation system available that can be fully integrated into customers' production lines, avoiding additional product transportation costs. The system's footprint and ability to accommodate different products make it efficient to integrate into an existing production line. Attributes that enable our SureBeam system to be incorporated into production lines include:

  •
  Scalable system. Our SureBeam system is scalable and can be designed to meet a wide range of production volume requirements.

  •
  Fast processing time. Our SureBeam system irradiates dangerous food-borne bacteria in food products in a matter of seconds, maintaining the speed of a production line.

  •
  Precise dosing. Electron beam processing delivers a measurable and consistent dose to products based upon pre-set parameters. All processing parameters are under constant measurement to maintain dosage within a predetermined range.

  •
  Flexible dosing. Our SureBeam system can switch from one targeted dose to another in a matter of seconds. In addition, our system can utilize either electron beam or x-ray technology depending on the density and thickness of the product, with x-ray technology allowing us to process thicker products over a somewhat longer processing period. Changeovers are easy and designed to accommodate various products.

  •
  Environmentally responsible. Our SureBeam system uses ordinary electricity as its power source. There are no radioactive isotopes used in our SureBeam process, and as a result, the licensing and operation of facilities using our SureBeam system do not require any review by the Nuclear Regulatory Commission.

Our Strategy

        Our goal is to leverage our proprietary technology to be the premier global provider of electronic irradiation systems and services to the food industry. To meet this goal, we plan to:

  •
  Expand our customer base. We have already entered into relationships with leading food processors and other customers in the United States and abroad. We intend to continue to develop relationships with food processors, food retailers, foodservice operators and distributors both domestically and internationally and to sign exclusive agreements with food processors when possible. We believe food industry leaders will provide us with a growing stream of per pound processing fees as consumer acceptance continues to expand for electronically irradiated food.

  •
  Install and operate in-line turnkey electronic irradiation systems. We intend to offer turnkey electronic irradiation systems that are directly integrated into customer production lines. We will generally retain ownership of the systems and customers will pay a per pound processing fee. For example, we have signed an agreement with Cargill to engineer, manufacture and install our in-line electronic food irradiation systems for two of Excel's processing facilities.

  •
  Pursue global opportunities through strategic alliances. We will continue to enter into strategic alliances with local partners in international markets to build and operate service centers in these countries. We believe these strategic alliances allow us to address global markets in the most efficient way without requiring us to commit excessive amounts of our financial resources to building consumer acceptance in these international markets. While we have provided and may in the future provide working capital or project financing in connection with these third party service centers, we believe these alliances are an efficient means of giving us a competitive advantage in establishing our SureBeam technology as a global leader for food irradiation. We are currently pursuing a strategic alliance with RESAL with respect to the systems being sold for use in Saudi Arabia and will continue to target other key food and export markets, such as Australia, South America and Asia.

  •
  Build, own and operate additional electronic food irradiation service centers. We intend to continue to build service centers which are owned by us and which provide electronic irradiation services in strategic locations near major producers and processors of meat, poultry, fruits or vegetables. For example, our company-owned service centers in Sioux City, Iowa and Chicago, Illinois are located in proximity to several leading meat producers' processing plants, including IBP and Cargill. We believe building service centers in strategic locations will accelerate the development of a market for food irradiation services. These service centers also serve as test centers for food processors evaluating our process and as commercial irradiation centers for processors where turnkey systems may not be cost effective. We are in the process of building additional company-owned service centers in Los Angeles and Brazil. We are currently assessing the potential market demand for a company-owned service center on the east coast of the United States.

  •
  Build the SureBeam brand. Our goal is to establish SureBeam® as the leading electronic irradiation brand with both food processors and consumers in the retail and foodservice markets. We believe establishing a leading brand with consumers will prompt food processors to purchase our products and services so that their products can carry our SureBeam seal, thereby creating pull-through demand for our process in the distribution chain. We expect to allocate significant additional resources to establish our brand in the retail and foodservice businesses. We will utilize a wide range of communication media to build awareness of the SureBeam brand. For example, we have run television, radio and print advertising to promote consumer brand awareness. In addition, our SureBeam logo currently appears on some of the products of four food processors that currently sell food processed with our SureBeam system. In June 2001, we started marketing the SureBeam brand in the Minneapolis-Saint Paul area. A survey of several hundred adults conducted at the Minnesota State Fair concluded that over 40% of the people surveyed recognized the SureBeam brand and over 78% said they would be willing to pay more for ground beef that had been treated by SureBeam.

  •
  Establish a new industry standard for food safety. We intend to promote the widespread use of electronic irradiation by food processors to establish a new industry standard for food safety and quality. We believe the need for such a standard is driven by food processors' desires to meet retail and foodservice demand for safe food products.

  •
  Promote consumer awareness of electron beam technology. We plan to utilize a variety of media to educate consumers on our SureBeam system's ability to increase food safety and other produce benefits and to highlight major endorsements of food irradiation technology by health and industry officials. In addition, we will leverage our contracts and alliances with major food producers and processors as validation of our SureBeam system. An independent survey conducted by Porter Novelli of over one thousand U.S. adults in November 2001 found that 52% believe that the government should require irradiation to help ensure a safe food supply.

  •
  Protect our technology. Our electronic food irradiation system combines our patented conveyor and shielding systems and proprietary software with publicly available electron beam, x-ray and linear accelerator technology. We protect our SureBeam technology through a combination of patents, patent applications, know-how and trade secrets. We have not granted any rights to our SureBeam technology, other than those granted to Texas A&M University and the Texas Agricultural Experiment Station solely for research and development purposes, those retained by the U.S. government for military applications and those granted to Titan for non-food applications, such as mail. We will continue to protect our technology aggressively by enforcing our current patents and filing additional patent applications in the United States and other countries.

  •
  Develop new opportunities for SureBeam. We will continue to develop new applications of our technology, including those through acquisitions of complementary businesses or technologies. These opportunities may include the irradiation and disinfestation of additional products such as flowers, grains, seeds, spices, coffee beans and pet food.

The SureBeam System

        Our SureBeam system is based principally on publicly available electron beam accelerator technology initially developed in the 1980's. For the past 18 years, Titan, SureBeam's parent corporation, has worked to create and refine an electronic processing system capable of meeting the functionality, reliability and 24 hour-per-day cycles required in medical equipment sterilization and electronic food irradiation applications. This technology was contributed to SureBeam prior to our initial public offering. We have successfully demonstrated the reliability of our SureBeam system with over 120,000 operating hours logged on our systems for both medical equipment sterilization and food irradiation applications.

        We believe our patented SureBeam process is the only turnkey electronic food irradiation solution currently on the market. Our SureBeam system can be integrated into a customer's production line such that a packaged or unpackaged product can be processed by our SureBeam system. Other food irradiation processes that utilize radioactive isotopes as their power source require extensive space and must meet additional requirements of the Nuclear Regulatory Commission that we believe have proven impractical in an in-line production setting. Existing food processing facilities are not constructed to comply with these standards and we do not believe that food processors will be willing to build new processing facilities to accommodate systems utilizing radioactive isotopes.

        Our SureBeam process combines proven linear accelerator technology with a patented material handling system and a real-time control-monitoring platform to provide the highest degree of process integrity. The energy generated from the acceleration of electrons is sufficient for processing pre-packaged or post-packaged and fresh or frozen products in seconds. The rapid speed of our SureBeam system makes it well suited for integration into customer production lines.

        Our SureBeam system is comprised of a linear accelerator that produces a beam of electrons. A series of resonant microwave cavities are then used to accelerate the electrons to nearly the speed of light. A magnetic deflection system is then used to scan the beam across the product. The electrons disrupt the DNA chain of the scanned organisms and either destroy them or prevent their reproduction, thereby rendering them harmless. Our process utilizes ordinary electricity to generate electrons to administer a direct electron or x-ray treatment that is suitable for a wide range of products of various sizes, shapes and densities. X-rays are produced when electrons exit the accelerator and make contact with a metal target. The x-rays are directed at the product being processed and have the same ability as electron beams to kill bacteria or pests, or inhibit their reproduction. X-rays are generally used to penetrate larger and denser products than electron beams. Electron beams can generally penetrate food products of up to a thickness of approximately four inches, while x-rays can penetrate thicker products. Generally, the processing time using x-rays is slightly longer than the processing time required when using electron beams.

        Our SureBeam system is designed to contain the irradiation process inside a protective shield to ensure the operator's safety. The operator and maintenance staff is not exposed to a hazardous environment when they need to enter the protective shield because the system is shut off and no electrons are generated when the power supply is cut off. We believe this ability to immediately terminate production of ionizing energy at will provides our system with a greater level of safety and security than other systems which use radioactive isotopes, toxic gases or high temperatures. In addition to the protective shield, a safety control system monitors the operation of the system to detect abnormal operating conditions, such as smoke and fire, intrusion into a restricted area, loss of utilities or equipment failures (power, compressed air or cooling) and the system is designed to shut down automatically if any abnormal conditions are detected.

        Our SureBeam system can be configured to include electron beam or x-ray capabilities or both, can provide doses in one or more directions, and can handle food products in individual packages or cases. Our proprietary SureTrack® information and control system guides both the operator and material loaders through the overall process checking for the completion of each task and verifying the integrity of the process. The dose, or the amount of energy deposited, is controlled by our proprietary software, the SureTrack® system. The dose varies depending on the thickness and density of the product and on whether the objective is to irradiate harmful bacteria, disinfest or extend shelf life. Our control systems include components to detect failures and unscheduled downtime. Our SureTrack® system provides dose verification and validation, and continuously archives all the processing information required to substantiate the successful completion of the SureBeam process. Unlike systems that utilize radioactive isotopes, our systems can be turned off at any time and produce no radiation when off.

        The FDA has approved all forms of food irradiation technology, including the use of an electron beam as utilized by our SureBeam process. The FDA rigorously evaluated the safety and efficacy of irradiation as part of its standard approval process and established standards for the use of irradiation based on this evaluation. The FDA reviewed results from over 40 years of testing and research of the impact of irradiation on food and concluded that irradiated food is safe to eat, does not put consumers at risk and does not adversely affect the nutritional value of food. If the FDA were to reverse or limit its approval of irradiation, such a change could have a material adverse effect upon our operating results and financial condition. Each facility that utilizes our SureBeam process must be validated prior to opening by the FDA to ensure compliance with the FDA standards.

Our Services

        We offer services for the electronic irradiation of food through in-line turnkey systems and centrally located company-owned service centers allowing food growers, packers and processors to choose the most convenient and cost effective way to utilize our SureBeam system for electronically irradiating their products. We offer services directly and through third parties with which we have strategic relationships. While no in-line turnkey systems have as yet been installed in our customers' production facilities, two company-owned service centers are currently in operation with the third and fourth under construction.

        Company-owned Service Centers.    In 1999, we began operating the nation's first electronic food irradiation service center in Sioux City, Iowa. In October 2001, we began the operation of our second service center located in Chicago, Illinois. Each of these facilities currently has the capacity to process up to approximately 40,000 pounds of meat per hour. To date, both service centers have been currently operating at a very small percent of their maximum processing capacity. The service centers have the capability of irradiating large cases of products, as well as products that are not uniform in shape or size. Our service centers generate revenue by charging a per pound processing fee. We are currently in the process of building additional company-owned service centers in Los Angeles, California and Rio de Janeiro, Brazil. We expect the Los Angeles service center to be operational by the second quarter of 2002 and the Brazil service center to be operational by the third quarter of 2002. We are currently assessing the potential market demand for a company-owned service center on the east coast of the United States.

        In-line Turnkey Systems.    We offer turnkey systems that can be integrated directly into a customer's production facility. We expect to generally retain ownership of the systems and charge our customers a per pound processing fee. For example, we have entered into an agreement with Cargill to engineer, manufacture and install in-line electronic food irradiation systems for two of Excel's processing facilities. In limited circumstances, we may sell turnkey systems directly to our customers, recognize revenue for the sale and charge a royalty fee for the use of our technology.

Strategic Relationships

        We have maintained a strategy of establishing strategic relationships with third parties to own and operate service centers to provide food irradiation and disinfestation services. We generally structure these relationships so that we receive an option to acquire a minority equity interest in a company to be formed by the third party or receive a royalty fee for the technology to ensure our participation in the potential future value created through the use of our systems. We intend to generate revenue and recognize earnings from the sale of our systems to the third parties, to recognize earnings from processing revenue as allocated through our equity ownership of the companies created to provide irradiation services, and in some cases, to charge a royalty fee for the use of our systems and technology.

        In July 2000, Hawaii Pride began operating a service center using our technology in Hilo, Hawaii for the disinfestation of fruits and vegetables. We sold our SureBeam system to Hawaii Pride and we have an option to acquire a 19.9% interest in the service center.

        In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with us for eleven electronic food irradiation systems, which we expected to result in approximately $55.0 million in revenue over the next three years, including $22.4 million that was recognized through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, our exclusive partner in Brazil, and Titan SureBeam Brazil Ltd., our wholly owned subsidiary, are to provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, we entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing our total equity ownership to 80% in SureBeam Brasil. In connection with the additional equity interest, we paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the transfer of title of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. We also exchanged our trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan we had previously made to Tech Ion for building improvements and equipment. We have recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeds the fair market value of the assets purchased. The intangible asset will be amortized over five years. We estimate that we will be required to spend an additional $4.0 million to complete, install, and begin operation of the first service center in Brazil and will be obligated to provide additional working capital to fund its operations through its startup phase until it can generate its own cash needs.

        Internationally, we intend to establish strategic relationships with businesses that have expertise in their local food markets and recognize an opportunity to utilize our SureBeam system. In June 2001, we received an order in the aggregate of $50.0 million from RESAL Saudi Corporation for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry or disinfesting and prolonging the shelf life of dates. We commenced construction on six of these systems and have recognized, under the percentage-of-completion method of accounting, $12.2 million of revenue for the year ended December 31, 2001. We are in the process of negotiating a processing agreement, which will govern our strategic relationship with the operator of these systems, including royalty fees and the management structure and equity ownership of the operator that will operate the service centers. We expect to enter into this agreement by the end of the second quarter of 2002.

Customers

        We currently have agreements with over 40 customers regarding food irradiation services at our Sioux City and Chicago service centers. Six customers use our service centers for processing products for production purposes, while the balance is conducting testing at our service centers. Our customer agreements vary in some respects from customer to customer. The following discussion is intended only to describe some of the more common terms. The agreements to provide food irradiation services are generally for an initial term of one year with automatic annual renewals. Although our customers can generally terminate these agreements upon 30 days notice, such agreements typically provide that we will be the exclusive provider of food irradiation services, including gamma irradiation services we do not currently provide, for a multi-year period, even if the customer terminates the agreement before the end of the multi-year period. The exclusivity periods of our customer contracts generally will terminate over the next four years. We generally must release a customer from the exclusive provider arrangement if the customer can find a comparable service at a lower price, if we cannot fully meet the customer's demand or if we cannot demonstrate compatibility with the customer's products.

        The agreements provide for a test period followed by a commercial production period. We charge a per pound processing fee, which generally decreases as monthly production volume increases. A customer may elect to convert to the commercial production period at any time during the test period, at which time the per pound processing fee decreases and the customer is required to commit to processing a minimum number of pounds of food for each 12-month period. The customer agrees to pay us for such minimum amount, even if the food is not processed. Those customers operating in the test period are not required to convert to the commercial production schedule in order to sell irradiated food commercially. Revenues we receive under these agreements, if any, are dependent upon the amount of processing, if any, required by the customers.

Sales and Marketing

        We focus our sales and marketing initiatives on establishing SureBeam® as the leading consumer brand in providing solutions to food safety issues, such as the incidence of bacteria and pests in food, as well as food spoilage. We promote our brand in order to build revenues, gain worldwide market share, and promote consumer and industry awareness and acceptance. We target the growing public demand for safer food by helping food processors meet heightened standards of quality and safety through our technology. Our sales and marketing personnel, who possess technical expertise regarding our SureBeam system, market and sell our systems and services to food processors, as well as educate food industry constituents, food processors and consumers on the uses and benefits of our technology. In order to enhance our commercialization efforts, we expect to continue to expand our sales and marketing capabilities.

        We conduct a number of sales and marketing programs, including the use of television, print, radio, and in-store advertising and promotional events, to support the promotion and sale of our SureBeam system and to reinforce brand awareness. Our consumer programs are designed to educate the public that our SureBeam process is safe and environmentally responsible, and to explain that the taste, texture and nutritional value of food products remain essentially unaffected by this process. In addition, we promote the placement of our SureBeam seal on packages of food products processed with our patented SureBeam system. Our goal is for consumers to easily identify SureBeam processed products and associate our seal with food safety, thereby increasing brand awareness and further developing brand loyalty. We will seek to create consumer demand that will serve to encourage food processors to co-brand with us and to use our electronic irradiation system.

        Our trade programs are designed to educate food processors about the advantages of using our technology and to encourage processors to market their SureBeam processed products using our brand. We also work cooperatively with our service center partners to reinforce the SureBeam brand and extend our sales effort in international markets.

Manufacturing

        Our manufacturing operation involves assembly and testing of SureBeam systems. We obtain many of our components under long-term supply contracts. While we currently procure the accelerating section of the linear accelerator from one supplier, we will seek to secure multiple sources for substantially all of our components. No assurance can be made that we will be able to secure such multiple sources. Delays from our suppliers could have a material adverse effect upon our ability to fulfill our contractual obligations and our financial results. Our manufacturing operation allows us to build systems to the size requested by our customers. We have an option to manufacture Titan's requirements of any SureBeam systems for applications other than irradiation of food, animal hides and flowers through December 2003. We also have agreed to supply Ion Beam Applications S.A. its requirements for systems for processing and sanitizing mail until January 2006. We expanded our manufacturing capacity during 2001, which we believe is sufficient to meet our currently anticipated commercial requirements for food processing systems as well as the requirements of Titan and IBA. Our sole manufacturing facility is located in Dublin, California.

Research and Development

        Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam's technology versus other technologies. In addition, we often benefit from the research and development efforts of our component suppliers. Research and development expenditures for 2000 and 2001 were $524,000 and $2.2 million, respectively. There were no research and development expenses in 1999.

Patents and Proprietary Rights

        We own 49 U.S. and foreign patents and patent applications, consisting of 11 U.S. and foreign issued patents and 38 patent applications pending in the U.S. and foreign countries. The U.S. and foreign issued patents relating to our SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that decreases the size of the system. Our pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of our SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems. While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, we believe our patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications.

        Titan purchased a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than the food (excluding water), animal hide and flower market in consideration of the following: 1) to make available to us a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by us to Titan for additional shares of our Class B and Class A common stock, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. We received the first installment of $4.0 million on September 30, 2001. We recognized $1.0 million of the cash payments related to the license agreement as other income in 2001. We will recognize $1.0 million as other income each quarter, over the next seven quarters beginning in the first quarter of 2002. The license agreement with Titan was negotiated between related parties, without the benefit of receiving an independent, third-party opinion as to the fairness of the terms and conditions of the agreement. The terms of the agreement may be different, and may be less favorable to us, than terms, which may have been negotiated between wholly independent parties.

        Our U.S. and foreign patents have been assigned to us and include patents related to electron beam or x-ray systems issued to Thomas Allen, our Vice President, Engineering, that Mr. Allen assigned to us. The initial patent was granted on March 7, 1995. These issued patents will expire over the period from 2009 to 2021. These patents have been issued or are pending in those markets that are key targets for our expansion such as Brazil, Korea and Japan. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets and know-how that is not patented, and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of entering into confidential information and invention assignment agreements with our employees, consultants and other third parties. We believe that we have a strong patent position on the application of electron beam technology in a conveyor-based irradiation process.

        On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and us relating to our patents for our SureBeam systems. The action attacked the validity of our core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in our patent, and alleged that Titan and we engaged in unfair competition and that Titan and our conduct constituted patent misuse. The case was moved to the federal court in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that Titan and we and engaged in false advertising, monopolization, restraint on trade and unfair business practices.

        On January 25, 2002, Titan and we announced that we settled the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and us in the litigation, including IBA's challenge to the validity and enforceability of our core patent. Titan and we agreed that IBA and its customers might continue to operate or use IBA's electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and us during the next four years, provided Titan and we offer competitive terms. Titan and we also agreed to purchase our requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

        We periodically assess the strength of our patent and intellectual property protection for our technologies and products. Despite our assessments and our belief in the strength of our patent protection for particular technologies or products, our patents may not provide effective barriers to entry against competitors because our competitors may develop competing technologies and products that do not infringe upon our patents. In addition, we may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. We also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. Our patents or pending patent applications may be challenged, narrowed or invalidated. In addition, we can make no assurances that our pending patent applications will be issued, or that if issued, they will provide us with significant competitive protection.

        To date we have not been notified that our products infringe the proprietary rights of any third parties, but third parties may, in the future, claim that our current or future products infringe upon their proprietary rights. In addition, third parties have, and may in the future, challenge the validity or enforceability of our proprietary rights. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all. Any claims, meritorious or not, can harm our business and prospects.

        SureBeam is a registered trademark in the United States. Applications to register this trademark are pending in other key foreign jurisdictions.

Government Regulation

        Domestically, our technology is subject to significant regulation as a food additive under the Federal Food, Drug and Cosmetic Act, which is administered by the FDA. Use of our SureBeam system, including product labeling, is also subject to regulation by the USDA's Food Safety and Inspection Service and by health and environmental safety departments within various states.

        Food irradiation first gained regulatory approval in the United States in 1963 for use in the control of insects in wheat and wheat flour, followed by approval in 1964 for the prevention of sprouting in potatoes. In February 1984, the FDA granted approval for irradiation to inhibit the maturation of fresh fruits and vegetables, to disinfest food of insects, and to disinfect spices of microorganisms. In 1990, the FDA approved the irradiation of poultry. In December 1997, the FDA approved the irradiation of meat. In December 1999, the USDA issued regulations setting forth the guidelines for irradiation of beef and other fresh meats, leading to the approval of commercial sales in February 2000. Our SureBeam technology complies with these regulations. FDA approvals for the use of irradiation to treat processed foods and seafood are currently pending. The USDA has approved the use of irradiation for the purposes of reducing food-borne pathogens and extending shelf life in meat and poultry in accordance with the requirements established by the FDA. While the FDA has approved the use of irradiation for reducing food-borne pathogens in meat and poultry, it has not approved the use of irradiation to extend shelf life of poultry.

        Internationally, each country sets its own irradiation regulations. Government regulatory bodies in 50 countries have approved the use of irradiation to destroy bacteria and pests on specified foods. We are required to obtain regulatory approval from a number of foreign regulatory authorities before we can offer our services in those jurisdictions. These jurisdictions may apply different criteria from the FDA in connection with their approval processes. We believe that we currently comply with all applicable regulations in countries where we intend to provide services. In addition, a segment of the USDA, the Animal and Plant Health Inspection Service, or APHIS, must approve the use of irradiation for disinfestation of foods to be imported into the United States. To date, APHIS has not given this approval for any foreign countries.

        In the United States and other countries that follow World Health Organization guidelines, all electronically irradiated food, whether processed with our electron beam or x-rays, must be labeled with the symbol for irradiation, known as the Radura symbol, and the phrase "Treated with Radiation" or "Treated by Irradiation." In the United States, this label does not have to be any larger than the ingredients' font size. If the irradiated product is to be used as an ingredient in a further processed product, the Radura symbol is not required and the only label required is in the ingredients section (e.g. potatoes, irradiated ground beef, natural flavors). Bulk or wholesale items processed with irradiation require labeling only on the case of irradiated items and not the individual contents. For items not in packages but processed in their entirety (e.g. fruit, vegetables) the label may either be placed on each individual item, on the bulk container, or on a counter sign as long as it is next to the product and plainly in view. U.S. federal regulations do not require retail food service providers, such as fast food restaurants, to disclose that their food products have been irradiated. Since irradiation is regulated as a food additive, our customers also are subject to packaging and labeling requirements. Additionally, states like Vermont have adopted, and others may adopt similar labeling requirements.

        Our service centers also are subject to various other federal, state and municipal regulations with regards to health, safety and environmental issues. Our service centers are subject to supervision or periodic inspection by other regulators. All SureBeam locations in the United States that process meat are required to have a USDA inspector on the premises when processing.

Competition

        We compete against several companies seeking to address the food safety market. Our electronic food irradiation technology competes with gamma ray irradiation, as well as alternatives to irradiation such as thermal sterilization, gas fumigation, chemical washes, lactoferrin and high-pressure sterilization techniques. We believe that none of our competitors currently is using electron beam technology to irradiate food for commercial sale. However, certain of our competitors claim that they can provide electronic food irradiation systems and services. Our competitors include Flow International Corporation, Ion Beam Applications, S.A., MDS/Nordion Food Technologies Service, Inc. and STERIS Corporation. We are aware of other companies that are attempting to develop in-line electronic food irradiation systems. While we believe that our patents with respect to our conveyor and shielding systems provide us with an advantage in processing products through the electron beam, competitors may develop their own different methods of processing that would not fall within the scope of our patents and would adversely affect our competitive position.

        Some or all of our competitors may have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than we do. We believe that our system has advantages over gamma ray irradiation in that our system uses ordinary electricity, can be integrated into a customer's production line and irradiates harmful bacteria in food faster than gamma ray irradiation. In addition, the cost of overall operation of our SureBeam system is comparable to that of other irradiation products. However, gamma ray irradiation does not require products to be removed from the shipping pallet prior to processing, while our SureBeam process does when products are processed in the service centers. Our system also has advantages over alternatives to irradiation. Thermal and high-pressure sterilization can alter the flavor and quality of most food products. Gas fumigation is not approved for food use in the United States and chemical washes kill surface bacteria but have little effect on pathogens beneath the surface of food. However, to the extent a customer is concerned with killing surface pathogens only or is not concerned with alteration of food flavor or quality, these alternative methods may be sufficient and less expensive.

Employees

        As of December 31, 2001, we employed 135 full-time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Risk Factors

Risks Related to Our Business

We will require significant additional capital to fund operations, which may not be available on acceptable terms or at all.

        We will require additional funds to execute our current business plan which includes building new SureBeam® in-line systems and service centers, funding working capital, including in relation to our international and domestic strategic alliances, and funding our ongoing operations, including our corporate infrastructure, as a stand-alone entity. However, our future capital requirements will depend on many factors, including:

  •
  Fluctuations in our working capital requirements, including the continued or increased demand to build our systems in advance of payment;

  •
  Unexpected delays in collecting accounts receivable from sales of our systems;

  •
  The volume of food processed at our service centers and the fixed costs of operating these facilities at substantially less than current capacity;

  •
  The costs of components for our systems, and the production cost of assembling our systems;

  •
  The adequacy of our manufacturing and other facilities to meet demand for our products and services;

  •
  The size and complexity of, and the progress in, our research and development programs;

  •
  The costs of filing and prosecuting patent applications, and maintaining, defending and enforcing our patents; and

  •
  The timing, scope and results of market testing by food processors.

Our current credit facility may not be sufficient for our capital requirements.

        In the past, Titan financed a significant portion of our working capital and other capital requirements and Titan has agreed to extend us a new $50.0 million senior credit facility to be secured by all of our assets. This facility will be subject to limits in the amounts that can be drawn each quarter, and subject to customary financial covenants and affirmative and negative covenants. Titan lenders have approved up to $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan's lenders, which Titan has informed us it expects to obtain prior to our spin-off. We cannot assure you that Titan will extend additional funding to us. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We expect we will need to obtain additional debt or equity financing in order to execute our business strategy. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings would most likely involve restrictive covenants. We will likely not be able to obtain financing with interest rates or other terms as favorable as those that we have obtained from Titan and financing from Titan or from third parties may be unavailable to us when needed. If we are unable to obtain future equity financing or debt financing or obtain additional funding from Titan or other financing sources on terms acceptable to us or at all or if we are unable to generate sufficient cash flow from operations, we believe we would have sufficient funds to continue our operations through 2002, but we would have to significantly reduce our current business plan and delay, curtail or eliminate some of our operations or capital expenditures, which could have a material adverse effect on our results of operations and financial condition.

Our business is at an early stage of development. We are subject to the risks of new enterprises and the commercialization of a technology that requires consumer acceptance.

        Our early stage of development makes it difficult to assess our prospects or predict our future operating results. We are subject to risks and uncertainties frequently encountered by early stage companies that involve the new application of an existing technology. These risks include our inability to:

  •
  Build consumer confidence in the benefits of food irradiation and establish the acceptance of our SureBeam electronic irradiation technology;

  •
  Establish and maintain a sufficient number of food industry customers and strategic relationships; and

  •
  Obtain substantial capital to support the further development of our technology and the commercialization of our systems and services.

        If we do not successfully address these risks, we may not be able to increase revenues or commercialize our SureBeam system.

If we are unable to successfully achieve broad market acceptance of our SureBeam system, we may not be able to generate enough revenues in the future to achieve or sustain profitability.

        We are dependent on the successful commercialization of our SureBeam system. The market for electronically irradiated food is at an early stage of development and has developed slower than we had originally expected. As of December 31, 2001, five food processors were selling food electronically irradiated by us and the volume of food being processed is still a very small percentage of the market of ground beef. To date, no market has developed for chicken. The FDA still has not approved the irradiation of processed food, which represents a substantial potential market. We processed 11.1 million pounds of food products in 2001, up from 5.9 million pounds processed in 2000. Other food processors are testing our technology and it is uncertain whether or when they will begin commercial production, which in some cases depends on obtaining regulatory approval. We also do not know whether or when more fast food or other national chain restaurants or food retailers will decide to offer irradiated meat and create demand for our electronic irradiation systems. We expect that some food processors will not irradiate food unless industry leaders first commit to distribute irradiated food.

        The markets for our SureBeam system are unproven. Our SureBeam technology may not gain adequate commercial acceptance or success. A variety of the risk factors discussed in this section will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of our SureBeam system.

Public concerns over the irradiation of food could negatively impact market acceptance of our SureBeam process and SureBeam® branded food products.

        Irradiation of food by any technology, whether using an electron beam or radioactive isotopes, is opposed by several organized and vocal consumer groups who claim that irradiated food products are unsafe for consumption or pose a danger to the environment. These groups attempt to influence public policy and promote consumer opposition to irradiated food through activities such as picketing stores that offer irradiated food and by lobbying politicians. Because irradiation of foods by electron beam technology is a new process, consumers need to be informed about the benefits and safety of food irradiation. Since irradiation of food by any method, whether using electron beam or radioactive isotopes, must be disclosed under the same label "Treated with Radiation" or "Treated by Irradiation," consumers may fear that our process makes food unsafe for consumption, has unknown future health effects or poses a danger to the environment. We risk not being able to overcome these fears through our educational efforts or to distinguish our process from gamma irradiation. If the public or our potential customers perceive our systems and services as unsafe or undesirable, our systems and services may not gain market acceptance, which would severely limit our ability to market and sell our products. In addition, negative public attitudes may prompt state legislatures to prohibit the sale of irradiated food. Further, consumers may be unwilling to pay for the higher cost of food products processed by our SureBeam system, which could negatively impact the market acceptance of our process.

We have a history of losses and we may not achieve or sustain profitability.

        We have incurred operating losses in each quarter since we commenced operations. As of December 31, 2001, we had an accumulated deficit of approximately $92.4 million, our net loss for the year ended December 31, 2000 was approximately $1.8 million, and our net loss for the year ended December 31, 2001 was approximately $74.4 million, including approximately $54.3 million of non-cash deferred compensation expense. At the time of our initial public offering, we recorded deferred compensation of approximately $78.6 million, of which $53.5 million was recognized as an expense during the year ended December 31, 2001. We will recognize this charge in accordance with the vesting provisions of the related options through 2004. This charge will have a significant adverse impact on our earnings from 2002 to 2004. We expect to derive our future revenues from sales of our SureBeam systems and related food processing services. However, these revenues are highly uncertain. We expect to devote substantial resources to continue our sales and marketing activities, including our consumer branding efforts, further develop our administrative infrastructure and expand our research and development activities. As a result, we expect that our operating losses will increase and that we will incur operating losses for the foreseeable future.

Revenues from system sales may decline in the future if we fail to make new system sales or the timing of expected contract execution is delayed.

        Our system sales revenues are dependent on a few large contracts and the recognition of revenues under these long-term contracts is based upon work performed. Consequently, the timing of the execution of these contracts and the timing of work performed under them, for which is partially outside of our control, could cause us to generate lower than expected revenues. To date, our revenues have been primarily attributable to the design and construction of systems for a limited number of customers, for which revenues are recognized under the percentage-of-completion method. For example, for the year ended December 31, 1999 revenue from three customers represented approximately 40% of our total revenues, for the year ended December 31, 2000 revenue from three customers represented approximately 79% of our total revenues, and for the year ended December 31, 2001 revenue from three customers represented approximately 89% of our total revenues. Most of these systems are not yet fully constructed, installed or integrated and we expect to continue to derive system sales revenue as we complete construction, installation and integration of these systems. A reduction or delay of system sales to one or more significant customers could significantly reduce our revenues. Once the food irradiation systems become operational, we will no longer derive revenue from these system sales, but expect to derive income from food processing revenues commensurate with our existing or potential equity ownership in the entities that own and operate the third party service centers. In addition, we expect to derive revenue from processing by company-owned service centers and in-line systems. There are no assurances that we will continue to derive revenues from these customers, that revenues from these customers will continue at current or historical levels, that we will be able to derive revenue from new customers or that we will be able to derive income from significant food processing revenues in the future at anticipated levels.

We may be required to take impairment charges for receivables if a customer defaults on its payment obligations.

        We account for our revenues derived from sales of electronic food irradiation systems under fixed-price contracts using the percentage-of-completion method. These systems currently take a total of approximately 12 to 18 months to design, construct, install, integrate and deliver. Our unbilled receivables from our contracts for systems have increased substantially over the past twelve months. If a customer defaults on its payment obligations under a contract accounted for using the percentage-of-completion method or if we determine that the contract is otherwise impaired, we would take an impairment charge to earnings for the receivable arising from previously recorded revenues in respect of such contract at that time. We cannot assure you that one or more of our customers will not default on its payment obligations. For example, in December 1999, we agreed to sell a SureBeam system to a new entity, Zero Mountain SureBeam, to be formed by Zero Mountain Cold Storage. Under the agreement, a facility was to be constructed and the entity would operate an electronic food irradiation service center in Arkansas. Management of Zero Mountain Cold Storage had not moved forward with its obligation under the contract. Accordingly, in December 2001, we recorded an allowance for doubtful accounts of $1.2 million against our receivable from Zero Mountain Cold Storage. The $1.2 million represents the portion of revenue not associated with the manufacturing of the linear accelerator, as management believes the linear accelerator can be utilized on a future contract without significant modification costs.

We have not generated positive cash flow from operations and our cash flow from operations may be insufficient to meet operating requirements for the foreseeable future.

        We used net cash from operations of $17.8 million in 2000 and $49.0 million in 2001. Also, in connection with our agreements with our customers, we have advanced funds aggregating $5.1 million to a strategic alliance entity in Hawaii Pride to be used primarily for land acquisition, building construction, and for working capital purposes. We do not expect significant repayments of these advances until 2003. We do not expect to receive any progress payments from RESAL until the third quarter of 2002. In addition, we have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend approximately $1.8 million to complete and deliver the system for Texas A&M, and approximately $8.0 million to construct and install two in-line systems for Cargill's Excel subsidiary that we will own and operate. We have limited sources of committed liquidity including our cash resources. Titan has agreed to extend as a new $50.0 million senior credit facility to be secured by all of our assets. This facility will be subject to limits in the amounts that can be drawn each quarter, subject to customary financial covenants and affirmative and negative covenants. Titan lenders have approved $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan's lenders, which Titan has informed us it expects to obtain prior to our spin-off. No assurance can be given that we will be able to generate sufficient positive cash flow from operations to meet operating requirements for the foreseeable future.

Our customer contracts for processing can be cancelled on short notice with little penalty and these contracts allow the customers to use other electronic irradiation providers in limited circumstances.

        While our customer contracts for processing generally provide for a term of more than one year, the customers may terminate such contracts with a nominal termination fee and upon short notice, typically one month. If one or more customers that are processing a significant volume of products decide to terminate their contracts, our results of operations would be adversely affected. While a termination of a contract by a customer would not generally release a customer from the exclusive provider arrangement in the customer's contract, we generally must release a customer from the exclusive provider arrangement if they can find an alternative food irradiation source that can provide a comparable service at a lower price, or if we cannot fully meet the customer's demand.

Our customer contracts for processing do not obligate our customers to use a minimum amount of irradiation services, only to use us for their irradiation needs, if any.

        Our customer contracts for processing generally provide that the customer is obligated to use our irradiation services for their food irradiation need, if any. No assurance can be made, however, that our customers will require a significant amount, or any food irradiation services during the term of their respective contracts.

If we cannot establish and maintain relationships with food processors, distributors, retailers and food service operators, we may not be able to increase revenues or commercialize our SureBeam system.

        In order to increase our revenues and successfully commercialize our SureBeam system, we must establish and maintain relationships with our existing and potential customers and strategic partners. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and could damage our reputation among our current and potential customers as well as with consumers. We cannot assure you that our current customers will continue to place orders with us, that our current customers evaluating the technology will elect to enter into commercial production, that orders by existing commercial customers will increase, or that we will be able to obtain orders from new customers or continue to secure additional strategic relationships.

If we cannot develop and maintain positive SureBeam brand awareness, our revenues may be materially adversely affected.

        To promote awareness of our brand, we intend to continue to spend significant amounts of capital on an aggressive brand-enhancement campaign. Our efforts to develop and maintain positive SureBeam® brand awareness with consumers and our customers may be unsuccessful. As a result, SureBeam systems may not gain market acceptance causing our revenues, customer relationships and business prospects to be materially adversely affected.

If we cannot efficiently integrate our SureBeam systems into our customers' processing facilities, we may not meet anticipated market demand or our product commercialization schedule.

        To be successful, we will have to integrate our SureBeam systems into our customers' facilities in a timely manner at acceptable costs while also preserving high product quality, safety and reliability. If we cannot integrate our systems in a timely manner at acceptable costs, our business will be adversely affected. We may encounter difficulties integrating our systems, including problems with the compatibility of process control systems as well as the configuration of a customer's existing facility. As a result, we may not meet our product commercialization schedule or satisfy the requirements of our customers.

Our sales through our affiliate Titan generally produce lower profit margins than our sales to non-affiliated entities. A higher percentage of sales through Titan could reduce our overall profit margins.

        Our sales to Titan are typically structured on a fixed basis or cost plus basis. Therefore, sales to or through Titan have historically, and likely will in the future, carry a lower profit margin than comparable sales to a non-affiliate. We anticipate that a higher volume of sales to or through Titan may have the effect of reducing our overall profit margins. Such could have a material adverse effect upon our results of operations.

If we experience quality control problems or supply shortages from component suppliers, our revenues and profit margins may suffer.

        Our dependence on third party suppliers for components of our systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules. These components include the microwave cavities of our linear accelerators, which we currently obtain from a single source. We may experience quality control problems or supply shortages with respect to these components in the future. Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our customer relationships, revenues and profit margins.

The use of our systems to irradiate food is subject to significant government regulation that could prohibit the sale of irradiated food in various jurisdictions, increase the cost of using our products and delay or prevent the use of our systems and services by our customers.

        Food irradiation is subject to significant regulation as a food additive by the FDA. Use of our SureBeam system, including product labeling, is also subject to regulation by the U.S. Department of Agriculture's Food Safety and Inspection Service and by health and environmental safety departments within various states. The FDA has approved the use of irradiation for beef, poultry, pork, fruits and vegetables. The FDA has not yet approved the use of irradiation for two of the primary food markets we expect to target: processed foods and seafood. The failure of the FDA to approve irradiation of processed foods and seafood would prevent us from generating revenues from the application of our technology in these significant markets. Furthermore, the FDA could remove or restrict its approval of the use of irradiation for currently approved food products, which would severely limit our ability to provide services and systems.

        In addition, FDA regulations require that all food that has been irradiated must carry the Radura symbol, an international symbol for irradiation, and state that the product has been "Treated with Radiation" or "Treated by Irradiation" on the label. States such as Vermont have similar labeling requirements. These labeling regulations may increase the risk that consumers will not purchase goods that have been treated by our products or services, which could negatively impact our revenues.

        FDA regulations also require approval for packaging materials used by our customers. While the FDA has approved a number of packaging materials, many other materials commonly used for packaging food have not been approved. Failure or delay in receiving such approvals could have a material adverse effect on our customer relationships and revenues.

        We also are required to obtain regulatory approval from foreign regulatory authorities before we can offer our systems and services in those jurisdictions. These jurisdictions may apply different criteria than the U.S. regulatory agencies in connection with their approval processes. Monitoring changes in, and our compliance with, diverse and numerous foreign regulatory requirements may increase our costs. Regulatory approvals in foreign countries that regulate irradiation are subject to similar risks and uncertainties as are regulatory approvals in the United States. If we are unable to obtain approval to sell our products and services in these markets, our ability to generate revenues from these markets would be adversely affected.

        A segment of the USDA, the Animal and Plant Health Inspection Service, or APHIS, must approve the use of irradiation for disinfestation of foods to be imported into the United States. To date, APHIS has not given its approval for any foreign countries. Unless APHIS approves the export of irradiated food from Brazil, we will be unable to export to the United States, a key export market for Brazilian fruits and vegetables, which may negatively impact our business. Some of our potential customers also may delay entering into agreements with us pending approval by APHIS for irradiated foods to be imported into the United States from the customers' countries. This delay could adversely affect the growth of our revenues derived from our food irradiation systems sales and food processing in foreign countries.

        Our service centers also are subject to various other federal, state and municipal regulations regarding health, safety and environmental issues. Our service centers are subject to continuous supervision, in the case of the USDA, or periodic inspection by other regulators.

Efforts to change the labeling requirements with respect to electronic food irradiation may not be successful and may result in consumer confusion.

        Along with food industry groups and others, we are seeking to change the labeling requirements for foods treated with electronic irradiation to allow the use of words like "cold pasteurization" or "electronic pasteurization" instead of "irradiation" or "radiation." Although we believe that the proposed changes may improve the overall acceptance of our SureBeam process, we cannot assure you that the proposed changes will be accepted, or if accepted, that we will recognize any benefit from such changes. Additionally, a continued reference to our SureBeam process as "irradiation" or "radiation" could adversely affect the consumer acceptance of our process.

International expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins in both our domestic and our international operations.

        Our success will depend in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our SureBeam® systems in other countries. We have received an order to install systems in Saudi Arabia and we are building a service center in Brazil for extending the shelf life of fruits and vegetables. Expansion of our international operations could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

  •
  Reduced protection of intellectual property rights;

  •
  Changes in foreign currency exchange rates;

  •
  Changes in a specific country's or region's political or economic conditions;

  •
  Trade protective measures and import or export licensing requirements or other restrictive actions by foreign governments;

  •
  Laws affecting the enforceability of our contracts and our ability to collect accounts receivable; and

  •
  Changes in tax laws.

If we cannot effectively manage our internal growth, our business prospects, revenues and profit margins may suffer.

        If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add manufacturing, marketing, sales, and other personnel, both domestically and internationally, and expand our manufacturing, irradiation processing and research and development capabilities, we expect that our operating expenses and capital requirements will increase. To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our business prospects, revenues and profit margins may suffer.

We intend to continue to pursue strategic transactions, which could disrupt our operations, increase our costs and negatively impact our earnings.

        We intend to continue to pursue strategic transactions that provide access to new technologies, products or markets. These transactions could include acquisitions, partnerships, joint ventures, business combinations and investments. Any transaction may require us to incur non-recurring or ongoing charges and may pose significant integration challenges and/or management and business disruptions, any of which could increase our costs and negatively impact our earnings. In addition, we may not succeed in retaining key employees of any business that we acquire. We may not consummate these transactions on favorable terms or obtain the benefits we anticipate from a transaction.

Our technology competes against other food irradiation technologies. Competition in our market may result in pricing pressures, reduced margins or the inability of our products and services to achieve market acceptance.

        We compete against several companies seeking to address the food safety market. Our electronic food irradiation technology competes against gamma ray technology and alternatives to irradiation, such as thermal sterilization, fumigation, lactoferrin and chemical washes. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

        The current level of market penetration for food irradiation products is relatively low when compared to the overall size of the food markets to which we are targeting our food irradiation services and products. If food irradiation gains consumer acceptance and the market increases, we expect competition to grow significantly. Our competitors include Flow International Corporation, Ion Beam Applications, S.A., MDS/Nordion Food Technologies Service, Inc. and STERIS Corporation. These organizations may have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the manufacture, promotion and sale of their products, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position.

        Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and systems and services in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. In addition, we may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others.

        We periodically assess the strength of our patent and intellectual property protection for our technologies and products. Our electronic food irradiation system combines our patented conveyor and shielding systems and proprietary software with publicly available electron beam, x-ray and linear accelerator technology. Despite our assessments and our belief in the strength of our patent protection for particular technologies or products, our patents may not provide effective barriers to entry against competitors because our competitors may develop competing technologies and products that do not infringe upon our patents. Further, our patents do not cover electron beam, x-ray or linear accelerator technology, which are publicly available. We also could choose to modify or abandon one or more planned or current products because of these assessments or actual or threatened claims by other companies. Our patents or pending patent applications may be challenged, narrowed or invalidated. In addition, we are not certain that our pending patent applications will be issued.

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be sufficient to compensate us for damages incurred. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

Companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

        Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that our current product does not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

  •
  Stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

  •
  Pay damages; or

  •
  Enter into licensing or royalty agreements that may be unavailable on acceptable terms.

We have entered into a license agreement with Titan that prevents us from capitalizing on newly discovered uses of our technology in applications that are not related to food (excluding water), animal hides and flowers except through a manufacturing contract.

        Titan purchased from us a perpetual and exclusive non-royalty bearing license to use our intellectual property in all applications and fields other than in the fields of food (excluding water), animal hides and flowers. Because Titan's license is an exclusive license, we cannot use our intellectual property in applications other than food (excluding water), animal hides and flowers. Applications which we believe are reserved for Titan's use include medical equipment sterilization and sterilization of mail for the elimination of anthrax.

        Under the terms of the license agreement with Titan, future sales of electronic irradiation equipment to Titan, if any, will be sold on a cost plus 20% markup basis, unless otherwise negotiated. Titan is obligated to purchase electronic irradiation equipment it requires, if any, from SureBeam until December 31, 2003, after which it may purchase equipment from any source. Therefore, after December 31, 2003, we anticipate we will receive no revenue from any commercialization of our licensed technology by Titan or any new applications for our licensed technology developed by Titan unless Titan chooses to purchase equipment from us or enter into other arrangements with us under which we would receive revenue. Titan is not obligated to purchase any electronic irradiation equipment from us in the future, and should Titan not purchase any electronic irradiation equipment from us, it could have a material adverse effect upon our financial condition and results of operations.

Product liability claims could materially adversely affect our customer relationships and costs.

        Our involvement in the processing of food results in a significant risk that we will be subject to product liability claims resulting from the consumption of contaminated food. We may be held liable or incur costs to settle or defend liability claims if any of our systems cause, or are claimed to cause, injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. Also, we may be liable to our customers for the costs they incur from product recalls. We cannot guarantee that we will be able to avoid product liability exposure.

        While we currently maintain product liability insurance at levels that we believe are sufficient and consistent with industry standards for companies at our stage of development, we cannot guarantee that our product liability insurance is adequate. It is also possible that at any time our insurance coverage may become unavailable on commercially reasonable terms or at all. A product liability claim or product recall could result in liability to us greater than our assets and/or insurance coverage. Moreover, product liability claims, recalls and expenses associated with defending against claims or recalls could have an adverse impact on us even if we have adequate insurance coverage. Further, a product liability claim against us, whether merited or not, or a product recall claim against us would damage our reputation and severely undermine our branding campaign and our efforts to gain consumer acceptance.

If we cannot retain key personnel or attract qualified personnel, our customer relationships, competitive position and revenues could suffer.

        Our success depends to a significant extent upon the efforts of our key management, sales and marketing, technical support and research and development personnel, none of whom have entered into agreements not to compete with us. The loss of any key personnel could adversely affect us. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales and marketing, technical support and research and development personnel. Like other emerging growth companies, we face intense competition for our personnel needs, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining additional qualified personnel in the future. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position and revenues.

Delays in the construction and installation of our systems could negatively affect our revenues.

        Our business model depends on the successful deployment of our systems, whether the systems are constructed and installed in our company-owned service centers or in a customer's production line. A number of factors beyond our control can slow or delay the deployment of our systems such as site preparation, zoning and permitting requirements, the availability of skilled construction personnel and construction equipment, and adverse weather conditions.

Risks Related to our Relationship with Titan

Titan has adopted a plan to distribute its shares of our common stock to Titan stockholders subject to receipt of a favorable ruling from the Internal Revenue Service, or IRS, and required third-party consents. If the spin-off is completed, we will have complete separation from Titan, which will involve a variety of risks for SureBeam, including risks related to access to financing sources and corporate services and facilities previously provided by Titan. Our inability to successfully address these risks could negatively impact the operation of our business and financial results.

        While the continued control of our company by Titan involves a variety of risks as described above, our potential separation from Titan also involves numerous risks. For instance, we have to date relied upon Titan to finance a significant portion of our liquidity requirements through the provision of an unsecured, subordinated credit line that was exchanged for equity in SureBeam with this transaction being completed in February 2002. Titan has agreed to extend us a new $50.0 million senior credit facility to be secured by all of our assets. This facility will be subject to limits in the amounts that can be drawn each quarter, and subject to customary financial covenants and affirmative and negative covenants. Titan lenders have approved up to $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan's lenders, which Titan has informed us it expects to obtain approval prior to our spin-off. After the spin-off, if it is executed, we would be required to develop our own credit and other liquidity sources. We cannot assure you that the $50.0 million credit facility will be adequate for our liquidity needs or that we would be able to obtain any additional credit on as favorable terms or at all. Titan has provided for our general corporate and administrative support, which is principally comprised of administrative and clerical functions necessary to implement our management decisions and operations, including benefits administration and information technology support, through a corporate services agreement. If there is a spin-off, the corporate services agreement will automatically terminate unless Titan and we agree to an extension of the agreement. If the corporate service agreement terminates, we will have to develop our own systems and services. However, we may not be able to develop these systems or retain these services successfully, at a comparable cost or in a timely manner.

        For the distribution of our stock by Titan to qualify as tax-free to Titan, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Titan's stock that is considered to be part of a plan or a series of related transactions related to Titan's intended distribution of our stock to its stockholders. Accordingly, we may be significantly limited in our ability to raise additional equity financing, use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Further, in connection with the spin-off, we expect to enter into a tax sharing and disaffiliation agreement that will provide for, among other things, an agreement with Titan that if we take any action that causes Titan's representations with respect to the letter ruling to be untrue or engage in transactions after the distribution that cause the spin-off to be taxable to Titan, we would be required to indemnify Titan for any and all taxes resulting from the failure of the spin-off to qualify as a tax-free transaction. In addition, we would be required to indemnify Titan for half of any taxes incurred as a result of the spin-off if the spin-off is taxable for reasons that were not caused by actions taken by either Titan or us and to share proportionately with Titan such taxes if they are caused by actions by both us and Titan, in proportion to our relative contribution to the imposition of these taxes. Any indemnification payments by us would most likely be material. In addition, until the spin-off occurs, the risks discussed above relating to Titan's control of us and the potential business conflicts of interest between Titan and us will continue to be relevant to purchasers of our Class A common stock.

Titan may not be able to affect the tax-free spin-off of its ownership interest in SureBeam in accordance with its announced plan.

        Titan has filed a request for a letter ruling from the Internal Revenue Service to enable Titan to distribute its remaining ownership interest in SureBeam to Titan's stockholders on a tax-free basis as soon as practical following receipt of a favorable letter ruling. Titan also is seeking consent from its lenders under its credit facility in order to effect the spin-off its ownership interest in SureBeam and Titan cannot be certain that its lenders will authorize this spin-off under these circumstances. Titan may not obtain a favorable letter ruling from the Internal Revenue Service. Further, Titan is not obligated to make such a distribution and the distribution may not occur at all if Titan's board of directors determines that the distribution is no longer in Titan's best interest or the best interest of Titan's stockholders. However, Titan's board of directors has adopted a plan to spin-off its ownership interest in SureBeam and, as a result, Titan has discontinued SureBeam for financial reporting purposes.

Stockholders other than Titan will be unable to affect stockholder voting.

        Titan currently owns all of our outstanding shares of Class B common stock, which has ten votes per share, representing approximately 98% of our voting power. As a result, Titan has the ability to control the outcome of all matters requiring stockholder approval, including the election and removal of our board of directors, approval of any merger, consolidation or sale of all or substantially all of our assets.

Titan's control of our company could make it difficult for another company to acquire us, which could depress our stock price.

        Titan has the ability to control our management and affairs. This control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders. As a result, this control could reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

Our business may be materially adversely affected if Titan's interests receive priority over our interests.

        Conflicts of interest have arisen and may in the future arise between Titan and us in a number of areas relating to our past and ongoing relationships. Titan is a diversified technology company whose offerings include information technology products and services that it markets to defense, intelligence and other government agencies. Potential factors that may create a conflict of interest between Titan and us include the following:

  •
  The terms of the intercompany agreements that we have entered into with Titan, which include a corporate services agreement, a tax allocation agreement, a license agreement, manufacturing agreement and subcontract, and exchange agreements relating to Titan's exchange of $75.0 million in our debt for equity of SureBeam that occurred in December 2001 and February 2002;

  •
  Sales or distributions by Titan of all or any portion of its ownership interest in us;

  •
  Titan's ability or inability to control our management and affairs; and

  •
  Two of our directors are also directors or executive officers of Titan.

        Titan is under no obligation to resolve any conflicts that might develop between it and us in a manner that is favorable to us and we cannot guarantee that such conflicts will not result in harmful consequences to our business or prospects.

Two of our directors also are directors or executive officers of Titan, which could cause Titan's interests to receive priority over our interests.

        Two of our directors, Gene W. Ray and Susan Golding, also are directors or executive officers of Titan. During 2001, Ms. Golding was a consultant to Titan. Because our financial results may be considered in computing Titan's compliance with certain financial covenants under its senior credit facility, these directors may consider not only the short-term and long-term impact of financial and operating decisions on us, but also the impact of these decisions on Titan's consolidated financial results and its stockholders. In addition, Titan has adopted a plan to distribute its ownership interest through a tax-free dividend and intend to complete the SureBeam spin-off as soon as practical following receipt of a favorable ruling from the Internal Revenue Service and receipt of all third-party consents. Titan may make decisions based upon its requirements to obtain third-party consents and otherwise affect the spin-off. In some instances, the impact of these decisions could be disadvantageous to us while advantageous to Titan. We cannot guarantee that all conflicts will be resolved in a manner that is favorable to us or that such conflicts will not result in harmful consequences to our business or prospects. In addition, the members of our board of directors currently have and may have in the future an equity interest in Titan that represents a significant portion of their personal financial portfolio. This equity interest could affect their decisions in resolving conflicts between Titan and us.

Our business may suffer because we have entered into affiliate agreements with Titan that may not be based on arms' length negotiations. For example, although costs to develop Titan's medical product sterilization business were allocated to us, we will not receive any royalties related to the medical sterilization business.

        We have entered into various intercompany agreements with Titan including a corporate services agreement, tax allocation agreement, contribution agreement, amended and restated license agreement, manufacturing subcontract, exchange agreements and a contract for purchase and sale of equipment and services. We are in the process of negotiating additional agreements in connection with the spin-off. Because we are currently a majority-owned subsidiary of Titan, these agreements were negotiated between related parties, and the results may differ from results obtained from arms-length third parties. Substantially all of our assets and liabilities were contributed to us by Titan on August 4, 2000. This contribution was not made on arms-length terms and recourse to Titan is limited since representations regarding title to transferred assets and related matters are not contained in the contribution agreement. In connection with such contributions we licensed our patents and technology to Titan to be used for medical equipment sterilization. On October 17, 2001, we and Titan amended and restated the license agreement where Titan purchased a perpetual and exclusive, non-royalty bearing license to use our intellectual property on all applications other than the food, animal hide and flower markets in return for the following: 1) to make available to us a $50.0 million line of credit, 2) to convert the current $75.0 million debt owed Titan to equity via an exchange for our stock, and 3) a cash payment of $8.0 million.

        Under the tax allocation agreement, Titan will determine the amount of separate taxable income and tax liability that we would realize if we filed a separate tax return. In addition, because we file a consolidated tax return with Titan, we would be obligated to pay taxes for the entire group of Titan companies if those companies defaulted in the payment of their taxes. Under the terms of our tax allocation agreement with Titan, if Titan offsets taxable gains with our losses, Titan will have to compensate us in cash for the benefit it receives for its use of our losses when we demonstrate we are able to utilize those losses or they would have otherwise expired. In addition, any benefit from our losses used to offset Titan profits resulting in a tax savings, is subject to Titan's position at that time.

Titan has pledged its equity interest in us as collateral for its credit facility. A default by Titan could result in an inadvertent change in control.

        As collateral for the credit facility, Titan has pledged its equity interest in us. Therefore, if Titan defaults on its credit facility, Titan's creditors could obtain ownership of Titan's equity interest in us, which would effectuate a change in our control.

ITEM 2. PROPERTIES

        Our principal executive office is located in San Diego, California. We also have a manufacturing facility and service centers located in the United States as well as a service center in Brazil and a sales office in Saudi Arabia. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/Owned
Rio de Janeiro, Brazil	Service Center	60,000	Leased
Chicago, Illinois	Service Center/Sales Office	56,000	Leased
Dublin, California	Manufacturing	44,300	Leased
Sioux City, Iowa	Service Center	31,900	Leased
Los Angeles, California	Service Center	31,200	Leased
San Diego, California	Headquarters/Warehouse	22,300	Leased
Omaha, Nebraska	Sales Office	3,900	Leased
Riyadh, Saudi Arabia	Sales Office	3,000	Leased

        Leases for our facilities expire between May 2003 and February 2020. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. Our principal offices are located in San Diego, California, and consist of approximately 8,200 square feet of office space that we occupy pursuant to a corporate services agreement with Titan through December 31, 2002 and that is automatically renewable for one-year terms and has been renewed for 2002. In February 2002, we entered into a lease agreement with WCB Thirty-One Limited Partnership for its principal executive office located in San Diego, California. The lease will commence on May 1, 2002 and has an initial term of 64 months with an option to extend the lease term for an additional five years. We lease approximately 31,900 square feet to operate our company-owned service center located in Sioux City, Iowa. We lease the Sioux City facility pursuant to a sub-lease that expires on February 1, 2020, but which provides us with an option to reduce the term of the lease to a ten-year period. We lease 44,300 square feet of space for our manufacturing facility located in Dublin,

California. Our lease for the manufacturing space is on a monthly basis with an option to extend the lease term to five years. For our planned Los Angeles service center, we lease approximately 31,200 square feet of space in Los Angeles, California. Our lease for this company-owned service center expires on January 1, 2014, with an option to extend the lease for an additional eight years. We lease this facility from a customer, which has agreed, at a discounted rate, to irradiate at the facility its food products that have been tested by us and approved for irradiation by the FDA. In connection with the lease, this customer will receive a portion of the processing revenue generated at this facility. We lease approximately 56,000 square feet to operate our company-owned service center in Chicago, Illinois. Our lease for this processing facility expires on February 28, 2020, with an option to terminate the lease after 12 years. We lease additional space for sales offices in Omaha, Nebraska.

        It is our policy to maintain our properties and equipment in good condition and at a high level of efficiency. Existing facilities are considered to be generally suitable and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

        On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and us relating to our patents for our SureBeam systems. The action attacked the validity of our core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in our patent, and alleged that Titan and we engaged in unfair competition and that Titan and our conduct constituted patent misuse. The case was moved to the federal court in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims, that Titan and we engaged in false advertising, monopolization, restraint on trade and unfair business practices.

        On January 25, 2002, Titan and we announced that we settled the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and us in the litigation, including IBA's challenge to the validity and enforceability of our core patent. Titan and we agreed that IBA and its customers might continue to operate or use IBA's electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and us during the next four years, provided Titan and we offer competitive terms. Titan and we also agreed to purchase our requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

        We are involved in legal actions in the normal course of our business. Our subsidiaries and we may be named as defendants in legal proceedings from time to time and our subsidiaries or we may assert claims from time to time. Based upon current information and review, we believe the ultimate liability or recovery with respect to pending actions would not materially affect our consolidated financial position or our results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome, depending upon the amount and timing, could have a material adverse effect on our results of operations or our cash flows in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on The Nasdaq National Market under the symbol "SURE" since our initial public offering on March 16, 2001. As of March 22, 2002, there were approximately 13,240 holders of record of the Company's Class A common stock and one holder of record of the Company's Class B common stock, excluding beneficial owners of shares held in the names of brokers or other nominees

        The following table sets forth for the period indicated the high and low closing prices for our common stock as reported by The Nasdaq National Market:

	Fiscal 2001
	High	Low
First Quarter (March 16, 2001 to March 31, 2001)	$10.19	$7.81
Second Quarter	19.45	6.92
Third Quarter	17.19	5.45
Fourth Quarter	16.75	4.69

        No cash dividends were declared or paid in fiscal 2001. We anticipate that in the foreseeable future we will not pay dividends, but instead retain all available funds to finance internal growth and product development.

Issuance of Securities to Titan

        On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock. Pursuant to the terms of the note payable, the $2.0 million was converted into shares of our Class B common stock based upon the fifteen day trading average of our stock of $10.505 ending December 28, 2001. This issuance of shares was pursuant to an exemption from registration under the Securities Act of 1933, as amended, set forth in Section 4(2) and/or Section 3(a)(9) of such act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except for per share data)

        The following data summarizes certain financial data for each of the five years ended December 31. The information presented should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Revenues	$23,000	$29,448	$14,339	$11,184	$8,255
Revenues from affiliate	18,267	—	—	—	—

Total revenues	41,267	29,448	14,339	11,184	8,255

Cost of revenues	14,988	19,602	8,576	8,909	8,010
Cost of revenues from affiliate	12,115	—	—	—	—

Total cost of revenues	27,103	19,602	8,576	8,909	8,010

Gross profit	14,164	9,846	5,763	2,275	245
Selling, general and administrative expense	83,824	8,640	4,138	2,067	1,591
Research and development	2,153	524	—	—	—

Income (loss) from operations	(71,813)	682	1,625	208	(1,346)
Interest income	1,267	230	—	—	—
Interest expense	(7,022)	(3,841)	(1,299)	(1,154)	(1,302)
Other income, net	874	—	—	—	—

Income (loss) before income tax
provision (benefit)	(76,694)	(2,929)	326	(946)	(2,648)
Income tax provision (benefit)	(2,319)	(1,130)	121	(284)	(794)

Net income (loss)	$(74,375)	$(1,799)	$205	$(662)	$(1,854)

Basic earnings (loss) per common share:
Net income (loss)	$(1.36)	$(0.04)	$0.00	$(0.01)	$(0.04)

Weighted average shares—basic	54,534	46,817	46,630	46,584	46,584

Diluted earnings (loss) per common share:
Net income (loss)	$(1.36)	$(0.04)	$0.00	$(0.01)	$(0.04)

Weighted average shares—diluted	54,534	46,817	53,082	46,584	46,584

Financial Position
Cash and cash equivalents	$4,131	$—	$—	$—	$—
Total assets	117,784	53,181	23,924	14,192	15,115
Subordinated promissory note	72,208	58,072	—	—	—
Total stockholders' equity (deficit)	28,352	(14,875)	18,287	11,792	15,115

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of the financial condition and results of operations with our consolidated financial statements and notes included elsewhere in the Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to, those discussed in the "Risk Factors" section of Item 1 of this Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements.

        This report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including but not limited to the risk of gaining consumer acceptance, risks relating to the Company's history of losses and liquidity, and those referred to above under "Risk Factors."

Introduction

        SureBeam Corporation was formed in August 2000, in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan's electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan's medical equipment sterilization business and its linear electron beam accelerator business. The historical financial information included in this 10-K prior to 2001 relates to the three businesses of Titan that comprised this division and not just the electronic food irradiation business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan.

        Titan developed its electron beam process from technology developed under contracts with the federal government related to strategic defense initiatives during the 1980's. Titan has accounted for its electron beam technology business as a separate business segment since 1993. Prior to 1999, substantially all of the revenues of this segment were derived from selling medical equipment sterilization systems and from providing medical equipment sterilization services and, to a lesser extent, from selling linear electron beam accelerator systems for use by the federal government.

        The historical financial information contained herein, except for the historical results as of and for the year ended December 31, 2001, does not reflect the results of operations and financial condition of the electronic food irradiation business on a stand-alone basis. This discussion and analysis section for the years ended December 31, 1999 and 2000 is based upon the historical results of operations of Titan's entire linear electron beam accelerator business, including the medical equipment sterilization business and the linear electron beam accelerator business for government use. The historical results of operations and financial condition of SureBeam are presented as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests for all periods presented.

        Prior to August 4, 2000, we derived our revenues from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. After August 4, 2000 our revenues consist of electronic food irradiation system sales, food processing revenue and revenues to an affiliate. Revenues to an affiliate, namely Titan, are for products and services in markets except for food, animal hide and flower applications relating to the linear accelerators, including medical equipment sterilization and sanitizing mail for anthrax.

        To date, our agreements with the third parties to our strategic relationships represent substantially all of our sales of SureBeam systems for food irradiation. Food processing service revenue was primarily derived in connection with our customer production runs as well as test marketing programs. We expect to derive increased revenues from providing food processing services in future periods as the use of our systems for commercial processing grows. However, we cannot predict the rate at which market adoption of irradiation will occur and processing volumes increase. We also expect to derive income from food irradiation services through our equity ownership interests in the companies that operate the service centers. Our profit margins on irradiation services currently are higher than the profit margins on system sales. Accordingly, if we can increase the portion of our revenues attributable to processing, as opposed to system sales, our profit margins could increase.

        Revenues derived from electronic food irradiation services are recorded at the time services are performed. Revenues derived from sales of electronic food irradiation systems under fixed-price contracts are accounted for using the percentage-of-completion method. Revenues from an affiliate are derived from either fixed price or cost plus contracts using the percentage-of-completion method. These systems currently take a total of approximately 12 to 18 months to design, construct, install, integrate and deliver. These systems are highly customized to meet a customer's strict specifications and require us to construct new facilities or effect significant modifications to existing facilities to ensure efficient operation as they are integrated into the customer's facilities. We plan to make advances in the technology so that we may deliver complete systems in a shorter time period. If a customer defaults on its payment obligations under a contract accounted for on the percentage-of-completion method or the contract is otherwise considered to be impaired, an impairment charge to earnings for the receivable arising from previously recorded revenues in respect of such contract would be taken at that time.

Recent Acquisitions and Strategic Alliance

        In June 2001, we received an order in the aggregate amount of $50.0 million from RESAL Saudi Corporation for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. We commenced construction on six of these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $12.2 million in revenue for the year ended December 31, 2001. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder to be shipped in 2003.

        On October 23, 2001, we entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing our total equity ownership to 80%. For consideration of $1.0 million to Tech Ion, a payment of $750,000 was paid upon execution of the agreement and $250,000 is due and conditioned upon the transfer of title for the Rio de Janeiro facility equipment from Tech Ion to SureBeam Brasil. In addition, we exchanged unbilled trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of its loan to us, representing the outstanding balance on Tech Ion's working capital line advanced by us, to Tech Ion for a plant and certain equipment. In connection with this purchase, we recorded an intangible asset of $2.5 million, and it is being amortized on a straight-line basis over a five-year life, the amount by which the purchase consideration exceeded the fair market value of the assets purchased. The intangible asset represents a land lease obtained by Tech Ion for SureBeam Brasil and is being amortized over five years, the free rent period of the ten-year lease. We estimate that we will be required to spend an additional $4.0 million to complete, install, and begin operation of the first service center in Brazil and will be obligated to provide additional working capital to fund its operations through its startup phase and until it can generate its own cash needs.

Deferred Compensation

        During 1999, we granted options to purchase 3,237,578 shares of our Class A common stock with a weighted average exercise price of $0.1438. These option grants resulted in deferred compensation charge calculated as the difference between the fair value of the shares of common stock underlying the option at the grant date and the option exercise price. The deferred compensation is amortized over the vesting period of the underlying option, which is four years. Accordingly, we recorded deferred compensation of approximately $17,000 that resulted in an insignificant non-cash compensation amortization expense for the year ended December 31, 1999. During 2000, we granted options under the 2000 Stock Option and Incentive Plan and recorded deferred compensation for which the fair market value on the date of grant exceeded the exercise price. We recorded deferred compensation amortization on these options of $648,000 and $808,000 for the years ended December 31, 2000 and 2001, respectively. Unamortized deferred compensation for these options at December 31, 2001 was $1.8 million. During 2001, in connection with the completion of our initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the public offering, approximately $38.7 million was recognized at that time. The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of these options. There was no deferred compensation amortization for these options during 1999 and 2000 and we recorded $53.5 million of deferred compensation amortization related to these options during 2001. Unamortized deferred compensation for these options at December 31, 2001 was $25.1 million.

Results of Operations (in thousands)

	Year Ended December 31,
	2001	2000	1999
Total revenues	$41,267	$29,448	$14,339
Total cost of revenues	27,103	19,602	8,576

Gross profit	14,164	9,846	5,763
Selling, general and administrative expense	83,824	8,640	4,138
Research and development	2,153	524	—

Income (loss) from operations	(71,813)	682	1,625
Interest income (expense), net	(5,755)	(3,611)	(1,299)
Other income, net	874	—	—
Income tax provision (benefit)	(2,319)	(1,130)	121

Net income (loss)	$(74,375)	$(1,799)	$205

As a Percentage of Revenues

	Year Ended December 31,
	2001	2000	1999
Total revenues	100.0%	100.0%	100.0%
Total cost of revenues	65.7	66.6	59.8

Gross profit	34.3	33.4	40.2
Selling, general and administrative expense	203.1	29.3	28.9
Research and development	5.2	1.8	—

Income (loss) from operations	(174.0)	2.3	11.3
Interest income (expense), net	(13.9)	(12.3)	(9.1)
Other income, net	2.1	—	—
Income tax provision (benefit)	(5.6)	(3.8)	0.8

Net income (loss)	(180.2)%	(6.1)%	1.4%

Revenues

        Prior to August 4, 2000, we derived our revenues from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. Our revenues increased 105% from $14.3 million in 1999 to $29.4 million in 2000 and increased 40% to $41.3 million in 2001. Excluding the effects of revenues derived from the government linear accelerator business and medical equipment sterilization, which are no longer part of our business, our revenues increased 563% from $3.8 million in 1999 to $25.2 million in 2000 and increased 64% to $41.3 million in 2001, including $18.3 million of revenues from an affiliate in 2001 for sales of systems for non-food processing applications.

        For the year ended December 31, 1999, our first year of operations in the electronic food irradiation business, sales of our SureBeam systems were equal to $3.8 million or 26% of total revenue. This revenue primarily resulted from the project for Hawaii Pride. Revenues derived from medical sterilization systems were $2.0 million or 14% of total revenues. Revenues derived from medical equipment sterilization services were $5.2 million or 36% of total revenues and revenues derived from the sale of linear electron beam accelerators sold to the federal government were $3.3 million or 23% of total revenues.

        For the year ended December 31, 2000, we had electronic food irradiation system sales and food processing revenues of $25.2 million or 86% of total revenues. Of this $25.2 million, 97%, or $24.5 million, was derived from sales of electronic food irradiation systems primarily from three customers and 3%, or $700,000, was derived from food processing services. Revenues derived from medical sterilization systems were $449,000 or 1% of total revenues. Revenues derived from medical equipment sterilization services were $2.8 million or 10% of total revenues and revenues derived from the sale of linear electron beam accelerators sold to the federal government were $941,000 or 3% of total revenues.

        For the year ended December 31, 2001, we had electronic food irradiation system sales and food processing revenues of $23.0 million or 56% of total revenue. Of this $23.0 million, 96%, or $22.0 million, was derived from sales of electronic food irradiation systems primarily to three customers and 4%, or $1.0 million, was derived from food processing services. The 2001 system sales revenues from sales of our electronic food irradiation systems, were derived using the percentage-of-completion method of accounting, principally to Tech Ion, a Brazilian food irradiation company, prior to the execution of the stock purchase agreement between Tech Ion and us, and RESAL Saudi Corporation, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs. Volumes for food processed for customers increased in a same customer basis between 2000 and 2001 and we have added customers with commercial productions. No irradiated product was commercially available in 2000. In addition, in 2001, we had affiliate revenues of $18.3 million or 44% of total revenues. The revenues from affiliate were primarily related to revenues recognized from sales of our electronic irradiation systems, using the percentage-of-completion method of accounting, principally in support of Titan's United States Postal Service, or USPS, contract for which we are the main sub-contractor, which represented $12.5 million or 68% of the revenues from an affiliate. In order to meet the time requirements on this contract, we reallocated certain long lead-time components being used to manufacture systems for the RESAL contract to the USPS contract. This movement resulted in negative revenue of $3.0 million from third parties in the fourth quarter of 2001. The balance of revenue from an affiliate was from the sale of medical equipment sterilization systems. We entered into an exclusive contract for the sale of systems and integration services to Titan and its affiliates under the USPS contract. Titan will be obligated to purchase its requirements for linear accelerators and systems from us through December 31, 2003 and its requirement for integration services through December 31, 2003, subject to some limited exceptions. Equipment and services will be provided at our cost plus a 20% mark-up unless both parties agree to other terms with respect to any purchase order. Titan has no guaranteed purchases under this agreement and we cannot predict the number of systems or services that will be purchased.

        Our cost of revenues consists primarily of the components and materials associated with the linear accelerator, material handling system and controls and direct labor to assemble, install and integrate the medical equipment sterilization, electronic food irradiation systems and mail sanitizing systems, as well as overhead such as travel, indirect labor and fringe benefits related to the production of the systems and the manufacturing of linear electron beam accelerators. Also included in cost of revenues are all direct and indirect costs associated with providing medical equipment sterilization and electronic food irradiation services. These costs are comprised of direct and indirect labor, depreciation, rent, dosimetry supplies, maintenance and utilities as well as other related costs to operate a service center.

Selling, General and Administrative

        Our selling, general and administrative expenses consist primarily of personnel costs, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, sales, marketing and promotional costs and amortization of deferred compensation and intangible assets. Administrative expenses also include an expense allocation from Titan for its performance on our behalf of routine corporate services, including insurance, employee benefits, payroll, tax services and management information systems and support. We have entered into a corporate services agreement with Titan under which Titan will provide these services until December 31, 2002. However, if we are spun off by Titan as planned, the corporate services agreement will automatically terminate unless both parties agree to an extension of the agreement and we have not reached any agreement on an extension.

        Our selling, general and administrative expenses increased 109% from $4.1 million in 1999 to $8.6 million in 2000 and increased 870% from $8.6 million in 2000 to $83.8 million in 2001. As a percentage of total revenues, selling, general and administrative expenses were 29% in both 1999 and 2000 and increased to 203% in 2001. Excluding the impact of the medical sterilization business and the government linear accelerator business, which are no longer our businesses, our selling, and general and administrative increased from $1.1 million in 1999 to $7.5 million in 2000, and increased to $83.8 million in 2001. As a percentage of total revenue and excluding the effects of the medical sterilization business and the government linear accelerator business, selling, general and administrative expenses were 30% in both 1999 and 2000 and increased to 203% in 2001. The dollar increase from 1999 to 2000 is primarily attributed to increased personnel and related costs of hiring along with increased amortization of deferred compensation, amortization of the intangible asset related to the Applied Power Associates, Inc. purchase, and the initiation of sales and marketing expenses. The increase from 2000 to 2001 was primarily attributable to the increased amortization of deferred compensation expense related to the initial public offering of $53.5 million along with the increased sales and marketing expenses, and compensation expense primarily due to increased headcount. The deferred compensation will continue to amortize over the next three years until it is fully amortized.

Research and Development

        Our research and development expenses increased from $524,000 in 2000 to $2.2 million in 2001. Research and development expenses, as a percentage of total revenues increased from 2% in 2000 to 5% in 2001. Excluding the impact from the medical equipment sterilization business and the government linear accelerator business, research and development expenses increased from $499,000 in 2000 to $2.2 million in 2001. Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam's technology versus other technologies. In addition, we often benefit from the research and development efforts of our component suppliers. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts. We expect a nominal increase in our research and development expenses as a percent of sales during fiscal year 2002.

Interest income expense, net

        Our interest expense increased from $1.3 million in 1999 to $3.8 million in 2000 and increased to $7.0 million in 2001. There was no impact on either interest income or expense from the medical sterilization business or the government linear accelerator business in 1999 or 2000. The increases are due to the increased borrowing on the subordinated note payable to Titan. Titan agreed to lend us a maximum amount of $75.0 million including accrued interest to fund working capital requirements. In 2002, Titan agreed to exchange up to $75.0 million of our debt for additional Class B and Class A shares of our common stock. On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock, based upon the fifteen day trading average of our stock of $10.505 ending on December 28, 2001. Additionally, the remaining $73.0 million of our subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock, based on the twenty day trading average of our common stock of $9.521 ending February 12, 2002. We believe that this exchange of debt will serve to decrease our interest expense. However, should we require additional financing, we will likely incur additional interest expense in the future. During 2001, our investments generated $1.3 million of interest income that was directly related to the investment of proceeds we received from our initial public offering on March 16, 2001. We have been using these funds in accordance with our prospectus and our cash balances and investments were reduced to $7.9 million as of December 31, 2001. Unless we raise additional funds in the future through equity offerings, we do not expect to see this amount of interest income in the future.

Other income (expense), net

        During 2001, we recorded $874,000 of other income. This amount represents $1.0 million of license fee income from Titan that was reduced by $126,000 of realized losses from the sale of available-for-sale marketable securities. Titan has agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food, animal hide and flower markets for $8.0 million. As part of this agreement, we will be recording $1.0 million a quarter of license fee income for eight quarters, which began in the fourth quarter of 2001.

Income Taxes

        Income taxes reflect effective rates of a provision of 37% in 1999 and benefit rates of 39% in 2000 and 3% in 2001. Pursuant to our tax sharing agreement with Titan, Titan will compensate us for any tax benefit received by Titan from the use of our losses in Titan's consolidated return. The compensation is payable on the earlier of when we could have used the loss or when the losses expire (20 years). We had an operating loss during 2001 and expect to continue to incur losses during 2002. Therefore, our tax benefit is dependent upon the usage of our losses by Titan. Titan was not able to use our tax benefits in 2001, so we did not benefit from this agreement and we do not know when Titan will be able to use our losses. If the spin-off occurs, we will be deconsolidated from Titan and Titan will no longer have the right to use our losses.

Net income (loss)

        In 1999, we recorded net income of $205,000, a net loss of $1.8 million in 2000 and a net loss of $74.4 million in 2001. The increase in net loss in 2001 was primarily related to deferred compensation amortization expense of approximately $54.3 million resulting primarily from our initial public offering on March 16, 2001. In addition, our selling, general and administrative expense increased as a result of our marketing initiatives and the building of our infrastructure.

Critical Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

  •
  Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and our customers' credit worthiness. Should a customer's account become past due, we generally will place a hold on the account and discontinue further shipments and/or services provided to that customer minimizing further risk of loss. Our accounts receivable balances include unbilled receivables, which are comprised of work-in-progress which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts and contract completion. We continuously monitor the unbilled receivable balance and may provide reserves for any unbilled amount for which there is inadequate collateral.

  •
  Inventory adjustments. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors or customer demand.

  •
  Valuation of intangible and other long-lived assets. We use assumptions in establishing the carrying value and estimated lives of our long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any intangible asset in our business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset's ability to generate a positive cash flow, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the political and or economic conditions in certain countries in which we have investments or assets.

  •
  Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations. We currently carry a full valuation allowance on our deferred tax asset.

  •
  Revenue recognition—percentage-of-completion. We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized as units are delivered, in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, our revenues recorded under such contracts could materially be affected.

  •
  Principles of consolidation. Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management's evaluation of our ability to retain control through decision- making ability and exercise significant influence, as well as our equity ownership interest. In the event that our ability to obtain control and exercise significant influence changes materially from management's evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

Liquidity and Capital Resources

        We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity, and to fund our working capital requirements. We spend significant funds to construct systems for our strategic alliances in advance of payment. We also are spending significant funds to construct new company-owned service centers and systems. At December 31, 2001, we had available cash, cash equivalents and investments available for sale of $7.9 million.

        Our cash requirements have been met primarily through proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering, advances under the $75 million credit facility with Titan discussed below, payments from Titan for work performed on medical sterilization and mail sanitation system sales, and a $4.0 million license fee payment from Titan. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum amount of $75.0 million, including accrued interest and we borrowed the maximum of $75.0 million. The promissory note was due in August 2005 and bore interest at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. Titan's effective weighted average interest rate under its senior credit facility for the year ended December 31, 2001 was 7.5%. As of December 31, 2001, we had $72.2 million in principal and accrued interest outstanding under the note accruing interest at 10% per annum. On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of our subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock. Titan has agreed to extend us a new $50.0 million senior credit facility to be secured by all of our assets. This facility will be subject to limits in the amounts that can be drawn each quarter, and subject to customary financial covenants and affirmative and negative covenants. Titan lenders have approved Titan's extension of up to $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan's lenders, which Titan has informed us it expects to obtain prior to our spin-off. We cannot assure you that Titan will extend additional funding to us. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate.

        On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan's stockholders. Titan has filed a letter ruling request with the Internal Revenue Service seeking confirmation that the distribution can be made on a tax free basis and Titan has stated it intends to execute the spin-off as soon as practical following the receipt of a favorable ruling on that request, subject to obtaining all required third party consents.

        Our operating activities used cash of $49.0 million for the year ended December 31, 2001, primarily due to an increase in accounts receivable of $31.0 million, an increase in deferred tax assets of $3.1 million and to a lesser extent, to an increase in inventories of $3.3 million, as well as personnel costs and other expenditures associated with the development of the electronic food irradiation business. The increase in accounts receivable principally relates to unbilled revenues that have been recognized under the percentage-of-completion method but where payments have not yet been due or made under such contracts. The increase in deferred income taxes principally relates to deferred tax assets recorded as a result of net operating losses generated during the quarter.

        Our investing activities used cash of $24.3 million for the year ended December 31, 2001, primarily due to the purchase of available-for-sale investments of $3.7 million and capital expenditures of $19.9 million related to our service centers under construction and completed in 2001. Also included in cash used for investing activities for the year ended December 31, 2001 were advances to the Hawaii Pride LLC, or Hawaii Pride, and Tech Ion aggregating $3.9 million to be used for start-up, including, but not limited to, the purchase of land and construction of the facility in Brazil, and working capital requirements. We exchanged the advance made to Tech Ion as part of our purchase of an additional 60% interest in SureBeam Brasil.

        In November 1999, we entered into an agreement with Hawaii Pride and affiliated parties, whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. Prior to Hawaii Pride obtaining third party financing, we advanced $5.1 million to Hawaii Pride, which is included in the accompanying balance sheet as other assets, net of an impairment charge of $1.4 million that was recorded in the fourth quarter of 2001. This impairment charge reflects our estimate of any erosion of our collateral basis in Hawaii Pride. The monies advanced were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs. We can forgive $1.0 million of the amount advanced for the exercise of our option for 19.9% of the equity of Hawaii Pride. Although we have the ability to convert the remaining balance of the advance into 50% ownership of Hawaii Pride, this conversion feature may only be exercised upon Hawaii Pride's default of its loan obligations, mismanagement of the operating facility, a liquidity event or if Hawaii Pride fails to operate the business in a prudent and reasonable manner. The remaining balance of the advance represents a note receivable bearing interest at 10%, with interest payments due to us monthly. In June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its USDA loan obligations, or fails to comply with USDA requirements, we have the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Titan has agreed that upon our acquisition of any equity interest in Hawaii Pride, it will guarantee a percentage amount of the USDA loan equal to the greater of 19.9% or the percentage of our equity interest in Hawaii Pride. Under the terms of the agreement, we will receive a management fee based on the facility's net revenues over the term of the USDA loan. We agreed to reimburse Titan if Titan is obligated to pay any amounts under this guarantee.

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

        In May 2000, we acquired the intangible assets of Applied Power Associates, Inc., which included a customer list, know-how related to food irradiation and product installation and two-year agreements from two key employees not to compete in the food irradiation industry, for $5.0 million in cash and a warrant to acquire 372,670 shares of SureBeam Class A common stock at a price per share of $0.1438. The warrant was exercised in connection with our initial public offering. The purchase price of approximately $5.5 million, which includes $508,000 related to the fair market value of the warrant, is being amortized on a straight-line basis over the two-year term of the non-compete agreements included as part of this transaction.

        In May 2000, we received purchase orders from Tech Ion Industrial Brasil s.a. for eleven electronic food irradiation systems. We began construction of these systems in July 2000. Tech Ion was not obligated to make, and did not make, any progress payments to us during the construction of its food irradiation systems. Although Tech Ion was obligated to fully pay for each food irradiation system upon delivery and installation, it did not have sufficient resources to pay for the systems without obtaining financing to complete the delivery and installation of these systems. Also in May 2000, our wholly owned subsidiary, Titan SureBeam Brazil Ltd., and Tech Ion jointly established SureBeam Brasil Ltda., or SureBeam Brasil, to provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. We acquired a 19.9% equity interest in SureBeam Brasil without charge at the time of its signing of the agreement to establish SureBeam Brasil, which is a start up company that was created with no initial capital contribution from either party. Tech Ion and we were each entitled to elect an equal number of directors of SureBeam Brasil and therefore these representatives must mutually agree on any board actions. The agreement further provided that we or another Titan affiliate provide a $5.0 million working capital line of credit to Tech Ion, and advances will bear interest at 10% per annum and are secured by the stock and assets of Tech Ion. Our agreement with Tech Ion also entitles us to intellectual property rights and subjects us to intellectual property obligations. On October 23, 2001, we entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing our total equity ownership to 80%. For consideration of $1.0 million to Tech Ion, a payment of $750,000 was paid upon execution of the agreement and $250,000 is due and conditioned upon the transfer of title for the Rio de Janeiro facility equipment from Tech Ion to SureBeam Brasil. In addition, we exchanged unbilled trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of its loan to us, representing the outstanding balance on Tech Ion's working capital line advanced by us, to Tech Ion for a plant and certain equipment. In connection with this purchase, we recorded an intangible asset of $2.5 million, and it is being amortized on a straight-line basis over a five-year life, the amount by which the purchase consideration exceeded the fair market value of the assets purchased. The intangible asset represents a favorable land lease obtained by Tech Ion for SureBeam Brasil and is being amortized on a straight-line basis over five years, the free rent period of the ten-year lease.

        In June 2001, we received an order in the aggregate amount of $50.0 million from RESAL Saudi Corporation for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. We commenced construction on six of these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $12.2 million in revenue for the year ended December 31, 2001. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder to be shipped in 2003. We are in the process of negotiating a processing agreement, which will govern our strategic relationship with the operator of these systems, including royalty fees and the management and equity ownership of the operator that will operate the service centers. We expect to have this agreement finalized by the end of the second quarter of 2002.

        In October 2001, we contracted to manufacture eight SureBeam systems for $26 million for Titan in connection with Titan's agreement with the United States Postal Service. Under this agreement, Titan has arranged to provide electron beam systems and services to sanitize mail by eliminating anthrax. We will be working with Titan and Titan's business units in providing the systems to the United States Postal Service. We will be a principal subcontractor to Titan under its prime contract. In accordance with the milestone payments of the contract, we received $19.5 million in cash from Titan in 2002, of which $6.0 million is an advance against future manufacturing cost and services.

        The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, we have incurred substantial losses from operations primarily resulting from our marketing and brand awareness campaign, and management believes we will continue to do so for the next several quarters as we continue to make significant investments in infrastructure, sales and marketing. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. As a result, our unbilled receivables from our customers have increased substantially over the past twelve months. Also in connection with our agreements with our customers, we have advanced funds aggregating $5.1 million to Hawaii Pride, which was used primarily for land acquisition and for working capital purposes. We do not expect significant repayments of the advances from Hawaii Pride until 2003. We also have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend approximately $1.8 million to complete and deliver the system for Texas A&M. In addition, in 2002, we expect to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that we will own and operate.

        In addition to management's current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. We agreed to sell Titan a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to us a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by us to Titan for additional shares of our Class B and Class A common stock, which occurred in December 2001 and February 2002, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, with the first installment having been made. On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of our subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock. In addition, we are negotiating other agreements with Titan in connection with our planned spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of 50% or more in voting power or value as part of Titan's spin-off plan. This risk could limit our ability to access public equity markets. If funds from Titan or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives.

        At December 31, 2001, we had $7.9 million of cash, cash equivalents and investments available-for-sale. This balance along with the additional credit facility from Titan will be sufficient for our 2002 cash needs. A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SureBeam Corporation:

        We have audited the accompanying consolidated balance sheets of SureBeam Corporation (a Delaware Corporation and a majority-owned subsidiary of The Titan Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SureBeam Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 11, 2002, except with respect
to the matters discussed in Note (16), as
to which the date is March 29, 2002

SureBeam Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues	$23,000	$29,448	$14,339
Revenues from affiliate	18,267	—	—

Total revenues	41,267	29,448	14,339

Cost of revenues	14,988	19,602	8,576
Cost of revenues from affiliate	12,115	—	—

Total cost of revenues	27,103	19,602	8,576

Gross profit	14,164	9,846	5,763
Selling, general and administrative expense	83,824	8,640	4,138
Research and development	2,153	524	—

Income (loss) from operations	(71,813)	682	1,625
Interest income	1,267	230	—
Interest expense	(7,022)	(3,841)	(1,299)
Other income, net	874	—	—

Income (loss) before income tax provision (benefit)	(76,694)	(2,929)	326
Income tax provision (benefit)	(2,319)	(1,130)	121

Net income (loss)	$(74,375)	$(1,799)	$205

Basic earnings (loss) per share:
Net income (loss)	$(1.36)	$(0.04)	$0.00

Weighted average shares—basic	54,534	46,817	46,630

Diluted earnings (loss) per share:
Net income (loss)	$(1.36)	$(0.04)	$0.00

Weighted average shares—diluted	54,534	46,817	53,082

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$4,131	$—
Investments, available-for-sale	3,766	—
Accounts receivable-net of allowances of $1,428 in 2001 and $250 in 2000	12,645	17,678
Receivable from affiliate	12,503	—
Inventories	19,764	5,765
Prepaid expenses and other	5,172	4,072

Total current assets	57,981	27,515
Property and equipment-net	41,903	9,362
Due from affiliate	2,319	—
Intangible assets-net	3,549	3,896
Other assets	12,032	12,408

Total assets	$117,784	$53,181

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$9,191	$4,131
Accrued compensation and benefits	2,664	584
Other current liabilities	4,756	3,516

Total current liabilities	16,611	8,231

Subordinated promissory note to affiliate	72,208	58,072
Deferred tax liability	—	795
Other long-term liabilities	613	958

Total liabilities	89,432	68,056

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 11,605,440 issued and 11,601,911 outstanding in 2001, and 232,919 issued and outstanding in 2000	11	—
Class B common stock, $.001 par value, 50,000,000 shares authorized, 46,774,235 issued and outstanding in 2001, and 46,583,850 issued and outstanding in 2000	47	47
Additional paid-in capital	147,607	5,687
Deferred compensation	(26,918)	(2,584)
Accumulated other comprehensive income	47	—
Treasury stock, at cost: 3,529 shares in 2001 and 0 shares in 2000	(42)	—
Retained deficit	(92,400)	(18,025)

Total stockholders' equity (deficit)	28,352	(14,875)

Total liabilities and stockholders' equity (deficit)	$117,784	$53,181

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income (loss)	$(74,375)	$(1,799)	$205
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Nonmonetary research consideration	(3,391)	(4,701)	—
Depreciation and amortization	4,216	3,059	842
Asset impairment and other non-cash charges and credit	2,559	—	—
Due from affiliate	(3,114)	(1,303)	211
Deferred compensation charge	54,270	648	2
License fee from affiliate recognized	(1,000)	—	—
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(31,010)	(12,577)	(3,905)
Inventories	(3,308)	(3,528)	(1,398)
Prepaid expenses and other	980	(1,767)	(550)
Other assets	142	(1,235)	(357)
Accounts payable	5,060	1,387	2,568
Accrued compensation and benefits	2,080	217	81
Other accrued liabilities	(2,105)	3,775	377

Net cash used in operating activities	(48,996)	(17,824)	(1,924)

Cash Flows from Investing Activities:
Purchases of available-for-sale investments	(3,719)	—	—
Capital expenditures	(19,894)	(4,297)	(4,084)
Cash from license fee from affiliate	4,000	—	—
Payment for purchase of business, net of cash acquired	(750)	—	—
Advances to Tech Ion	(2,775)	(2,225)	—
Advances to Hawaii Pride	(1,156)	(3,700)	(200)
Cash paid for purchase of linear accelerator	—	(2,500)	—
Cash paid for purchase of intangible assets	—	(5,000)	(80)

Net cash used in investing activities	(24,294)	(17,722)	(4,364)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	59,777	—	—
Borrowings on subordinated promissory note	16,136	—	—
Proceeds from exercise of stock options and warrants	1,550	—	34
Purchase of treasury stock	(42)	—	—
Titan investment, net	—	23,642	6,254
Net effect of reorganization	—	11,904	—

Net cash provided by financing activities	77,421	35,546	6,288

Net change in cash and cash equivalents	4,131	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$4,131	$—	$—

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities:
Conversion of subordinated promissory note to equity	$2,000	$—	$—
Increase in fair value of investments, available-for-sale	47	—	—
Conversion of parent company investment into subordinate promissory note	—	58,072	—

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Shares of Common Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Class A	Class B	Class A	Class B	Additional Paid-in Capital	Deferred Compensation		Parent Company Investment	Retained Earnings (Deficit)	Treasury Stock	Total
Balances at December 31, 1998	—	46,584	$—	$47	$—	$—	$—	$16,272	$(4,527)	$—	$11,792
Net income	—	—	—	—	—	—	—	—	205	—	205
Titan investment, net	—	—	—	—	—	—	—	6,254	—	—	6,254
Proceeds from issuance of common stock in conjunction with exercise of stock options	233	—	—	—	34	—	—	—	—	—	34
Deferred compensation related to the issuance of stock options	—	—	—	—	17	(17)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2	—	—	—	—	2

Balances at December 31, 1999	233	46,584	—	47	51	(15)	—	22,526	(4,322)	—	18,287
Net loss	—	—	—	—	—	—	—	—	(1,799)	—	(1,799)
Titan investment, net	—	—	—	—	—	—	—	23,642	—	—	23,642
Issuance of warrants	—	—	—	—	2,419	—	—	—	—	—	2,419
Deferred compensation related to the issuance of stock options	—	—	—	—	3,217	(3,217)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	648	—	—	—	—	648
Impact of reorganization	—	—	—	—	—	—	—	11,904	(11,904)	—	—
Conversion of parent company investment into subordinate promissory note	—	—	—	—	—	—	—	(58,072)	—	—	(58,072)

Balances at December 31, 2000	233	46,584	—	47	5,687	(2,584)	—	—	(18,025)	—	(14,875)
Net loss	—	—	—	—	—	—	—	—	(74,375)	—	(74,375)
Issuance of common stock in IPO, net of issuance costs	6,700	—	7	—	59,770	—	—	—	—	—	59,777
Issuance of warrants	2,236	—	2	—	1,052	—	—	—	—	—	1,054
Proceeds from issuance of common stock in conjunction with exercise of stock options	2,412	—	2	—	347	—	—	—	—	(42)	307
Shares issued under compensation plan	21	—	—	—	147	—	—	—	—	—	147
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	—	190	—	—	2,000	—	—	—	—	—	2,000
Deferred compensation for stock options issued	—	—	—	—	78,604	(78,604)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	54,270	—	—	—	—	54,270
Unrealized gain on investments	—	—	—	—	—	—	47	—	—	—	47

Balances at December 31, 2001	11,602	46,774	$11	$47	147,607	$(26,918)	$47	$—	$(92,400)	$(42)	$28,352

The accompanying notes are an integral part of these consolidated financial statements

SureBeam Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note (1) Description of the Business and Basis of Financial Statement Presentation

        SureBeam Corporation, or SureBeam or the Company, was formed in August 2000 in connection with the contribution by The Titan Corporation, or Titan, of specified assets, liabilities and operations related to its electronic food irradiation business. Also at the time of the contribution, the Company licensed to Titan on a royalty-free basis the patent rights for the SureBeam technology to be used solely for the medical equipment sterilization business, which was retained by Titan. In 1997, a predecessor business to SureBeam had been established by Titan as a wholly owned subsidiary. Titan developed its proprietary electron beam process from technology developed under contracts with the federal government during the 1980's. Titan has accounted for its electron beam technology business as a separate business segment since 1993. Prior to 1999, substantially all of the revenues of this segment were derived from selling medical equipment sterilization systems and from providing medical equipment sterilization services and, to a lesser extent, from selling electron beam accelerator systems for use by the federal government.

        Concurrent with the contribution by Titan to SureBeam in August 2000, the board of directors and stockholders approved a 9.31677 for 1 stock split. The consolidated financial statements and all references to common stock contained in these consolidated financial statements and notes thereto give retroactive effect to the stock split.

        The historical results of operations and financial condition of this segment of Titan's operations are presented herein as the historical results of operations and financial condition of SureBeam and are presented as a combination of entities under common control on a historical cost basis in a manner similar to a pooling-of-interests for all periods presented. These historical results do not reflect the results of operations and financial condition of the electronic food irradiation business on a stand-alone basis, which business was contributed by Titan to SureBeam in August 2000. Accordingly, the historical results are not indicative of the results that would have occurred had the contribution been consummated prior to the beginning of each of the periods presented. In connection with the reorganization in August 2000, the Company distributed all the assets and liabilities of the medical sterilization business to its parent. The net assets distributed of $11.9 million are reflected as a charge to retained earnings (deficit).

        On October 16, 2001, Titan adopted a definitive plan to spin-off its investment in the Company in the form of a tax-free dividend to Titan's stockholders within 12 months from that date. Titan has filed a letter ruling request with the Internal Revenue Service seeking approval of the tax-free distribution and Titan intends to execute the spin-off as soon as practical, subject to obtaining all required third party consents.

        Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company's intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to the Company a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of our Class B and Class A common stock, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, with the first installment having been made on September 30, 2001. The Company recognized $1.0 million of the cash payments related to the license agreement as other income in 2001.

The Company will recognize $1.0 million as other income each quarter, over the remaining term of the license agreement.

        Titan has agreed to extend the Company a new $50.0 million senior credit facility to be secured by all of the Company's assets. This facility will be subject to limits in the amounts that can be drawn each quarter, and subject to customary financial covenants and affirmative and negative covenants. Titan's lenders have approved Titan's extension of up to $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan's lenders, which Titan has informed the Company it expects to obtain prior to the Company's spin-off. In 2001, Titan agreed to exchange up to $75.0 million of the Company's debt for additional Class B and Class A shares of the Company's common stock. On December 31, 2001, $2.0 million of the Company's subordinated note payable was exchanged for 190,385 shares of the Company's Class B common stock, based upon the fifteen day trading average of the Company's Class A common stock of $10.505 ended on December 28, 2001. Additionally, the remaining $73.0 million of the Company's subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of the Company's Class A common stock and 3,225,765 shares of the Company's Class B common stock, based on the twenty day trading average of the Company's Class A common stock of $9.521 ended February 12, 2002.

        The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During 2001, consistent with its business plan, the Company has incurred substantial losses from operations primarily resulting from its marketing and brand awareness campaign. Management believes it will continue to suffer losses for the next several quarters, as the Company will continue to make significant investments in infrastructure, sales and marketing. Additionally, the Company's construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 12 to 18 months. The Company's arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. Also in connection with the Company's agreements with its customers, it has advanced funds aggregating $5.1 million to Hawaii Pride. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003. The Company has also entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which the Company has and will continue to expend significant funds for construction of the facilities and food irradiation systems. The Company also expects to expend approximately $1.8 million to complete and deliver the system for Texas A&M. In addition, the Company expects to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that it will own and operate.

        In addition to management's current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include raising additional funds from the capital markets and drawing down the Company's line of credit with Titan. If these funds are not sufficient for the Company and/or if it is unable to generate sufficient cash flow from operations, management may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company's ability to meet its business objectives.

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

        Also in connection with the completion of the Company's initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time period. Included in selling, general and administrative expense for the year ended December 31, 2001, is $53.5 million in compensation expense associated with these options. The remaining deferred compensation balance related to these options will be recognized as compensation expense of approximately $13.4 million, $10.0 million, and $1.7 million in 2002, 2003, and 2004, respectively, the remainder of the four-year vesting period of the options. Included in selling, general and administrative expense for the years ended December 31, 2001, 2000 and 1999, is $808,000, $648,000 and $2,000, respectively, of compensation expense related to options granted prior to completion of the initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Note (3) Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying consolidated financial statements include SureBeam's accounts and those of its majority owned subsidiary, SureBeam Brasil Ltda. All significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have reclassified to conform to the current year presentation.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

  •
  Allowance for doubtful accounts. The Company provides a reserve against its receivables for estimated losses that may result from its customers' inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and customers' credit-worthiness. Should a customer's account become past due, the Company generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss. The Company's accounts receivable balances include unbilled receivables that are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, or milestones.

  •
  Inventory adjustments. Inventories include the cost of material, labor and overhead and are stated at lower of cost or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by the Company or its competitors, or customer demand.

  •
  Valuation of intangible and other long-lived assets. The Company uses assumptions in establishing the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any intangible asset in the Company's business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on the Company's estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company's reported results include significant changes in the asset's ability to generate a positive cash flow, loss of legal ownership or title to the asset, a significant in the economic and competitive environment on which the asset depends, significant changes in the Company's strategic business objectives, utilization of the asset, and a significant change in the political and/or economic conditions in certain countries in which the Company has investments.

  •
  Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to deduct tax loss carryforwards against future taxable income, the effectiveness of its tax planning and strategies among the various tax jurisdictions that the Company operates in, and any significant changes in the tax treatment received on the Company's business combinations. The Company currently carries a full valuation reserve on its deferred tax asset.

  •
  Revenue recognition—percentage-of-completion. The Company recognizes a portion of its revenue using the percentage-of-completion method in accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Total estimated costs are based on management's assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that the Company's estimated costs materially change, its revenues recorded under such contracts could materially be affected.

  •
  Principles of consolidation. Management evaluates its investment in each joint venture and investment on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management's evaluation of the Company's ability to retain control through decision-making ability and exercise significant influence, as well as the Company's equity ownership interest. In the event that the Company's ability to obtain control and exercise significant influence changes materially from management's original evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then the Company's operating results could be materially impacted, either positively or negatively.

        Revenue Recognition.    Revenues derived from providing medical equipment sterilization and electronic food irradiation services are recorded at the time services are performed. Revenues derived from sales of electronic irradiation systems to Titan are recognized under cost plus 20% or fixed price contracts. Revenues derived from sales of medical equipment sterilization and electronic food irradiation systems under fixed-price contracts are accounted for using the percentage-of-completion method. The Company applies the percentage-of-completion method using the cost-to-cost method whereby revenues are recorded based on the percentage that total costs incurred bears to the total estimated costs at completion. These contracts to provide customized medical equipment sterilization and electronic food irradiation systems also include the installation and integration into our customers' production lines. Certain other revenues, principally those arising from the sales of linear accelerator systems, are recognized using the percentage-of-completion method. Estimated losses on fixed-price contracts are recorded in the period the losses are determinable. In determining the applicability of the percentage-of-completion method to accounting for fixed-price contracts, the Company considers the risks associated with estimating its costs to complete a contract. If these estimates are deemed unreliable or contain a significant degree of risk, the Company will seek to modify the contract to time-and-materials or use the completed-contract method. To date, the Company has not recorded any revenues under the completed-contract method. See Note (4).

        Unbilled Accounts Receivable.    Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

        Inventories.    Generally, the Company's systems are customized and are produced on a made to order basis. The Company does, however, maintain a stock of long lead-time and general stock items. These inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand inventories and makes appropriate disposition of any inventories deemed excess or obsolete.

        Property and Equipment.    Property and equipment are stated at acquisition cost. Depreciation is provided using the straight-line method, with estimated useful lives of two to fifteen years for leasehold improvements (or the life of the lease if shorter) and three to seven years for machinery and equipment and furniture and fixtures. Depreciation on the medical equipment sterilization and electronic food irradiation systems is based on the units-of-production method, determined upon hours utilized, which approximates fifteen years.

        Capitalized Interest.    Interest has been capitalized on certain assets under construction, including the facilities in Sioux City, Iowa, Chicago, Illinois, and Los Angeles, California, as well as the expansion of the Company's testing facility for its linear accelerators. See Note (7). During 2001, total interest costs were $7.3 million, of which $259,000 was capitalized. During 2000, total interest costs were $4.1 million, of which $252,000 was capitalized. During 1999, total interest costs were $1.5 million, of which $160,000 was capitalized.

        Impairment of Long-Lived Assets.    Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly. In evaluating whether an impairment exists, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows. If an impairment is deemed to exist, the asset's carrying value is adjusted to the present value of its estimated future cash flows. During the fourth quarter of 2001, the Company recorded an impairment charge of $1.4 million to provide an allowance on its advances to Hawaii Pride. This impairment charge reflects the Company's estimate of any erosion in its collateral basis in Hawaii Pride.

        Stock-Based Compensation.    The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company will continue to account for its stock-based compensation plans under the provisions of APB No. 25.

        Income Taxes.    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

        The Company and Titan have a Tax Allocation Agreement under which the Company is included in Titan's consolidated federal and certain state income tax returns. The Company believes that the agreement was structured so that in the years in which the Company has taxable income, it will pay Titan amounts comparable to the taxes the Company would have paid if it had filed separate tax returns. For so long as Titan maintains beneficial ownership of at least 80% of the total voting power and 80% of the total value of the outstanding common stock, the Company will be included in the consolidated federal and certain state income tax returns filed by Titan.

        Minority Equity Investments.    Investments in entities less than 20 percent owned are accounted for under the cost method. The Company periodically reviews for possible impairment its investments in investees. Whenever events or changes in circumstances indicate that the carrying value of an investment may not be fully recoverable, the investment value is adjusted accordingly.

        Per Share Information.    Basic and diluted earnings (loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for all periods presented. In accordance with SFAS 128, basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share include the effects of potentially dilutive securities using the as-converted and treasury stock methods.

        The following data summarize information relating to the per share computations for continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(74,375)	$(1,799)	$205
Weighted average shares outstanding:
Basic	54,534	46,817	46,630
Effect of dilutive securities: stock options	—	—	6,452

Diluted	54,534	46,817	53,082

Net income (loss) per common share—basic	$(1.36)	$(0.04)	$0.00

Net income (loss) per common share—diluted	$(1.36)	$(0.04)	$0.00

        During the years ended December 31, 2001 and 2000, the weighted average number of options and warrants to purchase approximately 7,116,000 and 7,491,000 shares of Class A common stock, respectively, at prices ranging from $0.14 to $16.09 and less than $.01 to $0.72 per share, respectively, were not included in the competition of diluted earnings per share, as the effect would have been anti-dilutive due to the loss from continuing operations. For the year ended December 31, 1999, the computation of diluted net income per common share includes approximately 6,452,000 shares of Class A common stock, which represent the effect of potential dilutive securities.

        Fair Value of Financial Instruments.    The carrying amounts of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature, except for the nonmonetary transaction. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.

        Comprehensive Income.    The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events in the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity.

        During the year ended December 31, 2001 the Company's only element of accumulated other comprehensive income resulted from unrealized gains on investments in available-for-sale securities of $47,000. See Note (7). The Company had no components of comprehensive income for the years ended December 31, 2000 and 1999.

        Research and Development Costs.    Historically, the benefits realized by the Company were incidental to the work being performed on Titan's contracts with the federal government and were in the form of Titan's right to retain any technologies developed as a result of its efforts on those contracts. Since a significant portion of the research and development efforts expended by the Company since inception have been funded as a result of work performed under customer contracts, and therefore included as contract costs, these costs are not separately identifiable in the consolidated statement of operations. Costs associated with independent research and development activities are expensed as incurred. The Company incurred $2.2 million, $524,000 and $0 of expenses related to such independent research and development activities for the years ended December 31, 2001, 2000 and 1999, respectively. Of the $2.2 million of research and development activities recorded in 2001, $150,000 was recognized related to research and development services received from Texas A&M University. See Note (4).

        Start-Up Costs.    The Company expenses the costs of start-up activities as incurred.

        Parent Company Investment.    The cash receipts and disbursements of the Company's operations have historically been combined with other Titan cash transactions and balances. The parent company investment in the consolidated accompanying financial statements reflects the accumulated net cash funded by Titan with respect to all of SureBeam's operations, including the medical equipment sterilization business and the linear accelerator business from the inception of such operations through the respective balance sheet dates.

        New Accounting Standards.    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations. Also in August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applied to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of leasees. This statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of these statements will have a material impact on its financial position or results of operations.

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer permitted. SFAS No. 142 requires that upon adoption, of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company implemented SFAS No. 141 on July 1, 2001 and adopted SFAS No. 142 on January 1, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

        In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," which became effective in 2000. This SAB summarizes the SEC's new view in applying generally accepted accounting principles to revenue recognition in financial statements. As most of the Company's revenue recognition practices are in conformance with AICPA SOP 81-1, the adoption of SAB 101 had no material impact on the Company's consolidated financial statements.

Note (4) Strategic Transactions

        In connection with the Company's agreement with Texas A&M University and the Agricultural Experiment Station (collectively, "Texas A&M"), SureBeam agreed to provide three electronic food irradiation systems (collectively, "the system") pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The sale of the system is manifested by the passage of title to the system to Texas A&M, which occurs in two stages under the arrangement. First, immediate conveyance of title to the system shield and all connecting physical structures (comprising approximately 15-20% of the complete system) occurs upon completion. Second, the ultimate conveyance of title to the remaining equipment (consisting primarily of the linear accelerator, the material handling and conveyor system and the overall integration of the system into the facility) occurs at the end of the ten-year term of the arrangement. The Company's rights to use the system also terminate at the end of the ten-year term of the arrangement with Texas A&M. The ultimate transfer of title to the complete system as well as all responsibilities for the system at the end of the ten-year term was structured primarily for tax planning purposes as discussed below. Additionally, the passage of title at the end of the ten-year term serves as a protective measure to provide a mechanism by which the Company receives value in the exchange and ensures its ability to realize the benefits resulting from the sale of the system. The Company's right to repossess any aspect of the system delivered to Texas A&M extends only to circumstances in which Texas A&M breaches the agreement, such as in the remote event that the university is not funded by the Texas state legislature throughout the term of the arrangement.

        The agreement provides the Company access to Texas A&M employees for research and consulting services at below-market rates and access to research performed independently by Texas A&M at no cost. Also, under the agreement, the Company retains certain benefits related to the system, including the rights to use the system for performing irradiation services for its customers for at least ten hours per day subject to an overall maximum of 25% of the system's capacity. Lastly, Texas A&M will provide and maintain the facilities at no cost to the Company. These items represent all of the consideration the Company will receive in exchange for the system it is providing to Texas A&M. Since the Company retains the right to use the system through the end of the term of the arrangement, it has accounted for this transaction as a sale-leaseback.

        As the consideration in this lease is nonmonetary, it has accounted for this element of the agreement in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $300,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

        The fair value of the system of $10.0 million was determined by employing the Company's historical pricing methodology used for similar systems sold under other customer contracts. The accompanying balance sheet also reflects a long-term asset for the fair value received by the Company in this transaction. The asset will consist of the estimated discounted cash value of the economic rights to the research services and the leaseback of the system's capacity. As revenues are recorded under the percentage-of-completion method, a long-term asset is being recorded which will be realized over the ten-year term of the arrangement. The percentage-of-completion method has been applied using the cost-to-cost method whereby revenues are recorded based on the percentage that total costs incurred bears to the total estimated costs at completion. The long-term asset will be realized through two mechanisms. First, it will be realized through free rent to the extent that it pertains to the Company's use of the system as a provider of electronic food irradiation services to its customers. Second, it will be realized as Texas A&M performs free or discounted research and other consulting services for the Company. Examples of these services include research, product testing, taste-testing and other test-marketing activities, among other things, performed by Texas A&M at no cost or significantly discounted rates. The free and discounted research and other consulting costs will be recorded as research and development expense as the services are performed and rent expense will be recorded as a component of the cost of sales associated with the electronic food irradiation services that the Company will perform for its customers at the facility.

        The carrying amount of this long-term asset will be reviewed annually or more frequently if conditions warrant. An analysis of the research and development services received as well as the prepaid rent amortization will be conducted in order to determine the existence of asset impairment. If an impairment is deemed to exist, the carrying value of the long-term asset will be adjusted to the present value of the estimated free rent and free or discounted research and consulting services to be received.

        Under the percentage-of-completion method, the Company recorded revenues of $3.4 million, $4.7 million, and $0 during 2001, 2000, and 1999, respectively, on the Texas A&M contract. These amounts have been recorded as a long-term asset and no profit has been recognized in 2001 and prior. As of December 31, 2001, the Company had deferred profits amounting to $235,000, which are included as other liabilities in the accompanying balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. As of December 31, 2001, the long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received. The deferred profit of $235,000 as of December 31, 2001 represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of December 31, 2001, none of the deferred profit had been amortized to income, since final delivery of the system had not yet taken place.

        With respect to the impact of the transaction with Texas A&M on the Company's liquidity, it has expended funds of approximately $7.9 million related to the construction of the system from inception through December 31, 2001. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be approximately $1.8 million of additional costs to be incurred to complete and deliver the system. The Company expects that all of the remaining costs will be incurred in 2002.

        For income tax purposes, the use of the SureBeam system by Texas A&M will be treated as a lease. The lease income recognized in connection with the transaction will be based upon the imputed value of the facilities and services provided by Texas A&M to SureBeam. There will be a corresponding tax deduction for rent expense and services expense related to the use of the facilities and services provided to the Company. For any aspect of the system in which title transfers prior to use of the system, such as the conveyance of title to the system shield and all connecting physical structures upon completion of construction, SureBeam will report taxable income related to the sale of such equipment or other constructed assets.

        In 2001, the Company contracted to manufacture eight SureBeam systems for $26.0 million for Titan in connection with Titan's agreement with the United States Postal Service. Under this agreement, Titan has arranged to provide electron beam systems and services to sanitize mail by eliminating anthrax. The Company will be working with Titan and Titan's business units, in providing the systems to the United States Postal Service. The Company is a principal subcontractor to build systems for Titan under its prime contract. For the year ended December 31, 2001, the Company recognized $12.5 million as revenues from affiliate under this contract, which is included in receivable from affiliate as of December 31, 2001 on the accompanying consolidated financial statements. In order to meet the time requirements on this contract, the Company reallocated certain long lead-time components being used to manufacture systems for the RESAL contract to this contract. This movement resulted in negative revenue of $3.0 million from third parties in the fourth quarter in 2001.

        In June 2001, the Company received an order with an aggregate value of $50.0 million from RESAL Saudi Corporation, or RESAL, for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia, or RESAL, region for irradiating poultry and disinfesting and prolonging shelf life of dates. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $12.2 million in sales revenue for the year ended December 31, 2001. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder in 2003.

        In December 1999, the Company agreed to sell a SureBeam system to a new entity, Zero Mountain SureBeam, to be formed by Zero Mountain Cold Storage. Under the agreement, a facility was to be constructed and the entity would operate an electronic food irradiation service center in Arkansas. In December 2001, management of Zero Mountain Cold Storage had not moved forward with its obligation under the contract. Accordingly, the Company recorded an allowance for doubtful accounts of $1.2 million against its receivable from Zero Mountain Cold Storage. The $1.2 million represents the portion of revenue not associated with the linear accelerator, as management believes the linear accelerator can be utilized on a future contract without significant modification costs.

        In November 1999, SureBeam entered into an agreement with Hawaii Pride LLC, or Hawaii Pride, and affiliated parties, whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. This system was delivered and paid for in June 2000. In addition, the Company advanced $3.9 million to Hawaii Pride, which is included in the accompanying balance sheet as other long-term assets as of December 31, 2000. The monies advanced were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs. During 2001, the Company advanced an additional $1.2 million to Hawaii Pride for working capital purposes. Also during 2001, the Company recorded an impairment charge of $1.4 million against the advances to Hawaii Pride. As of December 31, 2001, the balance of outstanding advances, net of the allowance, was $3.7 million, and is included in other assets in the accompanying consolidated balance sheets .The Company can forgive $1.0 million of the amount advanced for the exercise of its option for 19.9% of the equity of Hawaii Pride. Although SureBeam also has the ability to convert an additional $1.9 million of the remaining balance of the advance into 50% ownership of Hawaii Pride, the conversion feature may only be exercised upon default of its USDA loan, a liquidity event or if Hawaii Pride engages in illegal, unethical, immoral or other practices deemed to be damaging to the Company's reputation. The remaining balance of the advance represents a note receivable bearing interest at 10%, with interest payments due to the Company monthly. In June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its loan obligations, or fails to comply with USDA requirements, SureBeam has the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Titan has agreed that upon SureBeam's acquisition of any equity interest in Hawaii Pride, it will guarantee a percentage amount of the USDA loan equal to the greater of 19.9% or the percentage of SureBeam's equity interest in Hawaii Pride. Under the terms of the agreement, the Company will receive a management fee based on the facility's net revenues over the term of the USDA loan. No management fees were received during the years ended December 31, 2001 and prior.

        On future strategic transactions, the Company anticipates negotiating terms that require standby letters of credit or significant down payments from its customers.

Note (5) Acquisitions

        In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with the Company for eleven electronic food irradiation systems for $55 million, of which $22.4 million was recognized as revenue through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, the Company's exclusive partner in Brazil, and Titan SureBeam Brazil Ltd., the Company's wholly owned subsidiary, will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, the Company entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil bringing the Company's total equity ownership to 80% in SureBeam Brasil. In connection with the additional equity interest, the Company paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the transfer of title of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan the Company had previously made to Tech Ion for building improvements and equipment. The Company has recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeds the fair market value of the assets purchased. The intangible asset will be amortized over five years. The Company estimates that it will be required to spend an additional $4.0 million to complete, install, and begin operation of the first service center in Brazil and will be obligated to provide additional working capital to fund its operations through its startup phase and until it can generate its own cash needs. Prior to the acquisition, the Company was building eleven linear accelerators for Tech Ion for $55.0 million. This contract began in May 2000, and was at various stages of completion at the date the Company began to negotiate to acquire the above assets. Through the date the Company began negotiations, the Company recognized $6.8 million in fiscal year 2001 and $22.4 million in total related to this contract.

Note (6) Intangible Assets

        On October 23, 2001, the Company purchased an additional 60.1% of SureBeam Brasil from Tech Ion for consideration of $1.0 million. In connection with this purchase, the Company recorded an intangible asset of $2.5 million, the amount by which the purchase consideration exceeded the fair market value of the assets purchased. The intangible asset represents a favorable land lease obtained by Tech Ion for SureBeam Brasil and is being amortized on a straight-line basis over five years, the free rent period of the ten-year lease. See Note (5). The net book value of this intangible asset was $2.9 million as of December 31, 2001.

        On January 26, 2000, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Electron Ventures Limited. Specifically, the Company acquired a linear accelerator system and all ancillary equipment for $2.5 million and assumed a long-term capital lease on the accelerator. The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $1.2 million is being amortized over five years. In connection with the contribution by Titan to SureBeam in August 2000, the net book value of these assets of $1,060 was retained by Titan.

        In May 2000, the Company entered into a non-compete agreement with Applied Power Associates, Inc., or APA, and paid APA $5.0 million in cash and issued it a warrant to acquire 372,670 shares of SureBeam common stock at an exercise price per share of $0.1438. The warrant was exercised on March 16, 2001, the date of the Company's initial public offering. The consideration of $5.5 million, which includes $508,000 related to the fair market value of the warrant, is being amortized on a straight-line basis over the two-year term of the non-compete agreement included as part of this transaction. The fair value of the warrant on the date the non-compete agreement was entered into was computed using the Black-Scholes option-pricing model. The net book value of this intangible asset was $1.0 million and $3.8 million as of December 31, 2001 and 2000, respectively.

        The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over seven years using the straight-line method, commencing at the time the patents are issued. As of December 31, 2001 and 2000, the Company's capitalized patent costs included in intangible assets were $147,000 and $177,000, respectively, net of amortization.

        Accumulated amortization related to intangible assets was $4.8 million and $1.8 million as of December 31, 2001 and December 31, 2000, respectively.

        The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its intangibles. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the intangible asset to the Company's business objectives.

Note (7) Other Financial Data

        Following are details concerning certain balance sheet accounts as of December 31, 2001 and 2000:

	December 31,
	2001	2000
Investments, available-for-sale (in thousands)	$3,766	$—

        The Company invests its excess cash primarily in mortgage-backed securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash and cash equivalents of $4.1 million at December 31, 2001, are primarily invested in commercial paper and money market funds. There were no cash equivalents as of December 31, 2000.

        The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders' equity. Realized losses for the year ended December 31, 2001 were $126,000. There were no realized gains or losses recorded in 2000 and 1999.

        At December 31, 2001, marketable securities consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
Mortgage backed securities (in thousands)	$3,719	$3,766	$47

        There were no marketable securities at December 31, 2000.

	December 31,
	2001	2000
Accounts receivable (in thousands):
Billed	$12,556	$99
Unbilled	14,020	17,829
Less allowance for doubtful accounts	(1,428)	(250)

	$25,148	$17,678

	December 31,
	2001	2000
Inventories (in thousands):
Materials	$15,510	$3,994
Work-in-process	4,254	1,771

	$19,764	$5,765

	December 31,
	2001	2000
Property and equipment (in thousands):
Machinery and equipment	$9,937	$7,341
Furniture, fixtures and leasehold improvements	1,252	1,248
Construction in progress	33,390	2,637

	44,579	11,226
Less accumulated depreciation and amortization	(2,676)	(1,864)

Property and equipment, net	$41,903	$9,362

        Construction in progress represents costs incurred for the construction of three food irradiation service center facilities and the expansion of the Company's testing facility for its linear accelerators. Such costs will remain in construction in progress until the facilities are completed and placed in service. Depreciation expense was $814,000, $757,000 and $840,000 for the years ended 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Other assets (in thousands):
Texas A&M	$7,210	$4,701
Advances to Hawaii Pride—net	3,674	3,900
Advances to Tech Ion	—	2,225
Prepaid rent	796	1,177
Loan receivable from officer	225	300
Other	127	105

	$12,032	$12,408

        The long-term asset arising from the transaction with Texas A&M represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received. See Note (4).

        In connection with the Company's agreements with its customers, it has advanced $5.1 million to Hawaii Pride to be used and for working capital purposes. During 2001, the Company recorded an impairment charge of $1.4 million to provide an allowance against amounts advanced to Hawaii Pride. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003.

        In connection with the Company's agreement with Tech Ion, the Company advanced Tech Ion $5.0 million in a working capital line of credit. On October 23, 2001, the Company entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing its total equity ownership to 80%, for consideration of $1.0 million to Tech Ion. In addition, the Company forgave $3.5 million of its loan, representing the outstanding balance on Tech Ion's working capital line advanced by the Company. The $1.5 million balance of the loan is included in prepaid expense and other current assets in the accompanying balance sheet. See Note (5).

        The Company has recorded prepaid rent in connection with its agreement with Cloverleaf Cold Storage, or Cloverleaf, in Sioux City, Iowa whereby Cloverleaf constructed and leased to SureBeam an electron beam food irradiation service center in which SureBeam would install food irradiation systems and process food for its customers. The facility lease commenced on February 1, 2000 with an initial term of five years with an option to extend the lease term for an additional five years. Monthly rental payments are approximately $25,000 for the first year of the lease and are adjusted annually based upon fluctuations in the Consumer Price Index. In addition to the facility lease with Cloverleaf, SureBeam issued a warrant to Cloverleaf to purchase 465,838 shares of the Company's Class A common stock for a nominal amount. SureBeam also granted an additional warrant to Cloverleaf to purchase 1,397,515 shares of SureBeam common stock at an exercise price of $0.7156 per share. The fair value of the warrants of $1,911,000 was computed using the Black-Scholes option-pricing model and has been recorded as prepaid rent in the consolidated accompanying financial statements and will be amortized over the initial five-year lease term. In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the fair value of the warrants was valued at the date the warrants were issued and immediately exercisable by Cloverleaf on the date of the Company's initial public offering.

	December 31,
	2001	2000
Other current liabilities (in thousands):
Deferred revenue	$3,000	$—
Other	1,756	3,516

	$4,756	$3,516

        In connection with the Company's license agreement with Titan, the Company received $4.0 million in 2001 for Titan's right to use the Company's intellectual property for all applications other than food, animal hide, and flower markets. Of the $4.0 million received, $1.0 was recorded as other income in 2001, with the remaining $3.0 million deferred until 2002.

        During the year ended December 31, 2001 and 2000, the Company did not make any cash payments related to interest or income taxes.

Note (8) Related Party Transactions

        In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans as more fully described below. These agreements provide, among other things, continuation of services, which have historically been provided by Titan to SureBeam, while the Company builds its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan will charge to the Company an allocation of the cost for these services to the extent that they pertain to SureBeam. Management believes that these allocations are reasonable.

        Corporate Services Agreement.    Titan provides or makes available to the Company certain routine corporate services, which is primarily comprised of administrative functions necessary to implement the Company's decisions and operations including benefits administration and information technology support as well as allocated premises for occupancy. The Company shares certain Titan systems, including its accounting system and human resource system. Because Titan engages in government contracts work, Titan allocates costs to the Company based upon government cost accounting requirements. The Company pays Titan for human resources services based upon the Company's percentage of the total number of Titan group employees. Except for occupancy costs described below, the Company pays for other corporate services based upon the average of three percentages: (1) the percentage of the Company's payroll to the total payroll of the Titan group, (2) the percentage of the Company's operating revenues to the total operating revenues of the Titan group and (3) the percentage of the Company's average net book value, which is the sum of the Company's tangible capital assets plus inventories, to the total average net book value of the tangible capital assets plus inventory of the Titan group as of the end of the last fiscal year and as of the final day of each calendar quarter in the current fiscal year. Titan may adjust its fees based upon its assessment of the Company's relative use of these services.

        The initial term of the Corporate Services Agreement extends through December 31, 2001. This agreement has automatically renewed for 2002 and expires at the date of the spin-off. Amounts aggregating $1.4 million, $620,000, and $951,000 related to allocations under this agreement are included as part of the Company's selling, general and administrative expenses in the Company's results of operations in the accompanying consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, respectively. Management believes that these allocations are reasonable.

        Facilities Allocation.    Titan has allocated approximately 8,200 square feet of facility space in San Diego, California to the Company. Under the Corporate Services Agreement, Titan charges the Company for occupancy, maintenance, property taxes, utilities, landlord pass-through expenses, property insurance, reception desk services, telephone services, centralized mail and postage and other services. The Company pays Titan an annual fee determined by the Company's percentage of Titan's annual costs for this facility. This percentage is based upon the percentage of the total square feet in the facility that the Company occupies. Amounts aggregating $370,000, $207,000 and $92,000 are included as part of the Company's cost of sales and selling, general and administrative expenses in the Company's results of operations in the accompanying consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, respectively.

        Tax Allocation Agreement.    As long as Titan maintains beneficial ownership of at least 80% of the total voting power of the Company's capital stock and 80% of the total value of the Company's outstanding common stock, the Company will be included in Titan's consolidated federal income tax returns.

        SureBeam and Titan have entered into a Tax Allocation Agreement. Under the Tax Allocation Agreement, the Company will agree to pay to Titan an amount generally equal to the tax liability that the Company would have incurred if it had prepared and filed a separate return. Titan will have broad discretion in determining the amount of separate taxable income and tax liability that the Company would realize on such a separate return. In computing this separate tax liability, the Company's tax attributes, including net operating loss and tax credit carryovers, will be deemed to be the amount that it would have had had it always owned the businesses transferred to the Company by Titan.

        As a member of the Titan group for purposes of filing consolidated federal income tax returns, the Company will be liable for the federal income tax of the Titan group if Titan or any member of the group fails to pay its taxes.

        License Agreement.    Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company's intellectual property for all applications and fields other than the food, animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of our Class B and Class A common stock, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, with the first installment having been made on September 30, 2001. Of the $4.0 million received in 2001, $1.0 was recorded as other income in 2001, with the remaining $3.0 million deferred until 2002.

        Employee Benefit Plans.    The Company's employees are eligible to participate in the Titan benefit plans. Those plans include a 401(k) plan, an employee stock ownership plan, a non-qualified executive deferred compensation plan, an employee stock purchase plan, and a health and welfare cafeteria plan. The direct cost of these plans for the Company's employees are charged by Titan to the Company. The Company's contributions to these plans were $313,000, $226,000, and $129,000 in 2001, 2000, and 1999, respectively.

        Subordinated Promissory Note.    In August 2000, in connection with the contribution by Titan to SureBeam of its electronic food irradiation business, the Company assumed the cumulative advances of $39.0 million and due to additional advances the balance was $72.2 million as of December 31, 2001. These advances are now evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum of $75.0 million. Amounts not borrowed could not be canceled by Titan. The promissory note was due in August 2005 and bore interest, payable quarterly, at the greater of the rate of 10% per annum or Titan's effective weighted average interest rate under its senior credit facility. In December 2001, in connection with the Company's license agreement with Titan, the Company exchanged $2.0 million of its subordinated promissory note payable to Titan for 190,385 shares of Class B common stock. See Note (16).

        Loan Receivable.    In October 1999, the Company loaned its President and Chief Executive Officer $375,000. Pursuant to his employment agreement, the loan will bear interest at 6.5% and be ratably forgiven over a five-year period unless the employment agreement is voluntarily terminated or he is terminated for cause. If he voluntarily terminates or if he is terminated for cause, he will be responsible for repaying the unforgiven balance plus interest. The loan balance is included in other assets on the accompanying balance sheets as of December 31, 2001 and 2000.

        Revenues from Affiliate.    Titan has subcontracted the Company to design and construct SureBeam systems for Titan's various contracts with third parties. These systems are designed for applications other than the food (excluding water), animal hide and flower markets. Revenues derived from sales to Titan are recognized under cost plus 20% or fixed price contracts were $18.3 million for the year ended December 31, 2001.

        Receivable from Affiliate.    As of December 31, 2001, the Company's receivable from Titan was $12.5 million, which represents the receivable generated from Titan's subcontract with the Company to manufacture eight SureBeam systems in connection with Titan's contract with the United States Postal Service.

Note (9) Significant Customers

        Revenue from three customers represented 44%, 28% and 17% of the 2001 total revenues, 52%, 16% and 11% of the 2000 total revenues, and 15%, 14% and 11% of the 1999 total revenues, respectively. No other single customer accounted for 10% or more of the revenues for these periods. In 2001, one customer with greater than 10% of total revenue was an affiliate.

Note (10) Commitments and Contingencies

        The Company periodically is a defendant in cases incidental to its business activities. Furthermore, providers of products and services to the U.S. government are generally subject to multiple levels of audit and investigation by various U.S. government agencies. Any liabilities arising from audits by the federal government are being retained by Titan as part of the contribution by Titan to SureBeam. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

        On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and SureBeam relating to SureBeam's patents for its systems. The action attacked the validity of SureBeam's core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in SureBeam's patent, and alleged that Titan and SureBeam engaged in unfair competition and that Titan and SureBeam's conduct constituted patent misuse. The case was moved to the federal in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims that Titan and SureBeam engaged in false advertising, monopolization, restraint on trade and unfair business practices.

        On January 25, 2002, Titan and SureBeam announced a settlement of the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and SureBeam in the litigation, including IBA's challenge to the validity and enforceability of SureBeam's core patent. Titan and SureBeam agreed that IBA and its customers may continue to operate or use IBA's electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and SureBeam during the next four years, provided Titan and SureBeam offer competitive terms. Titan and SureBeam also agreed to purchase their requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

        In 1999, SureBeam entered into an agreement with Cloverleaf Cold Storage in Sioux City, Iowa whereby Cloverleaf constructed and leased to SureBeam an electron beam food irradiation service center in which SureBeam would install food irradiation systems and process food for its customers. The facility lease commenced on February 1, 2000 with an initial term of five years with an option to extend the lease term for an additional five years. Monthly rental payments are approximately $25,000 for the first year of the lease and are adjusted annually based upon fluctuations in the Consumer Price Index. In addition to the facility lease with Cloverleaf, SureBeam issued a warrant to Cloverleaf to purchase 465,838 shares of our Class A common stock for a nominal amount. SureBeam also granted an additional warrant to Cloverleaf to purchase 1,397,515 shares of SureBeam common stock at an exercise price of $0.7156 per share. The fair value of the warrants of $1,911,000 was computed using the Black-Scholes option-pricing model and has been recorded as prepaid rent in the accompanying consolidated financial statements and will be amortized over the initial five-year lease term. In accordance with EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the fair value of the warrants was valued at the date the warrants were issued and Cloverleaf exercised the warrants on March 16, 2001. In January 2001, the Company amended the facility lease agreement with Cloverleaf Cold Storage in Sioux City, Iowa. The amended facility lease commenced on February 1, 2001 and has an initial term of twenty years with an option to terminate the lease after ten years. The related future minimum lease payments have been included in the table below.

        The Company is dependent on third-party suppliers for components of its systems. These components include the microwave cavities of the Company's linear accelerators, which it currently obtains from a single source.

        The Company leases space from unrelated third parties under non-cancelable operating leases. Rent expense for these leases amounted to $2,044,000, $1,400,000 and $514,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The related future minimum lease payments as of December 31, 2001 are as follows:

Year Ending December 31,
2002	$1,823,000
2003	2,011,000
2004	2,021,000
2005	1,617,000
2006	1,586,000
Thereafter	13,816,000

$22,874,000

        On February 4, 2002, the Company entered into a lease agreement with a third party lessor for its principal executive office located in San Diego, California. The lease will commence on May 1, 2002 and has an initial term of 64 months with an option to extend the lease term for an additional five years and the payments related to this lease are included in the table above.

Note (11) Income Taxes

        The components of the income tax provision (benefit) are as follows:

	2001	2000	1999
Current:
Federal	$(3,132,000)	$147,000	$(83,000)
State	—	26,000	(7,000)

	(3,132,000)	173,000	(90,000)
Deferred	813,000	(1,303,000)	211,000

	$(2,319,000)	$(1,130,000)	$121,000

        Following is a reconciliation of the income tax provision (benefit) expected (based on the United States federal income tax rate applicable in each year) to the actual tax provision on income:

	2001	2000	1999
Expected federal income tax provision (benefit)	$(26,075,960)	$(1,003,000)	$105,000
State income taxes, net of federal income tax benefits	(2,300,820)	(177,000)	9,000
Increase in valuation allowance	24,657,000	50,000	7,000
Present value adjustment	768,000	—	—
Other	632,780	—	—

Actual income tax provision (benefit)	$(2,319,000)	$(1,130,000)	$121,000

        The net deferred tax asset as of December 31, 2001 and 2000, resulted from the following temporary differences:

	2001	2000
Net operating losses	$9,524,000	$—
Accrued payroll and employee benefits	742,000	288,000
Deferred compensation	12,951,000	272,000
Reserves	1,148,000	490,000
Depreciation and amortization	(103,000)	(349,000)
Other	395,000	112,000

Deferred tax asset	24,657,000	813,000
Valuation allowance	(24,657,000)	—

Net deferred tax asset	$—	$813,000

        Included in prepaid expenses and other at December 31, 2001 and 2000, are approximately $0 and $1.6 million of deferred tax assets. In connection with the contribution by Titan to SureBeam in August 2000, approximately $997,000 of deferred tax liabilities related to the medical equipment sterilization business and the linear accelerator business were retained by Titan.

Note (12) Stockholders' Equity (Deficit)

        The Company's certificate of incorporation allows for issuance of preferred stock upon approval by the board of directors. The board of directors has the authority, without further action by stockholders, to designate up to 5,000,000 shares of preferred stock, in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock. As of December 31, 2001, the board of directors has not approved nor has the Company issued any preferred stock.

        The Company has two classes of authorized common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. As of December 31, 2001, Titan owns 100% of the issued and outstanding Class B common stock.

        In December 2001, in connection with the Company's license agreement with Titan, the Company exchanged $2.0 million of its subordinated promissory note payable to Titan for 190,385 shares of Class B common stock of the Company.

Note (13) Stock-based and Other Compensation Plans

        The Company provides stock-based compensation to officers, directors and key employees through stock option plans. Prior to the contribution to SureBeam from Titan in August 2000, the Company had one employee stock option plan, the 1998 Stock Option Plan (the "1998 Plan"). Total options authorized for grant under the 1998 Plan were 11,180,124. Under the 1998 Plan, an option's maximum term is ten years, and the exercise price of each option must equal the fair market value of the Company's stock on the date of grant. All options vest in four equal annual increments beginning one year after the grant date.

        On August 11, 1999, the Company issued 116,460 options at $0.14 per share to employees under the 1998 Plan. On this date the deemed fair value of a share of the Company's Class A common stock was $0.29 per share. Accordingly, the Company has recognized deferred compensation related to these grants of $17,000 on August 11, 1999. On February 1, 2000, the Company issued 46,584 shares of Class A common stock under the 1998 Plan. On this date the fair value of a share of the Company's Class A common stock was $13.95 per share. Accordingly, the Company has recognized deferred compensation related to these grants of $643,000 on February 1, 2000. On May 1, 2000 and June 1, 2000, the Company issued 93,168 and 93,168 options, respectively, at $0.14 per share to employees under the 1998 Plan. On these dates, the deemed fair value of a share of the Company's Class A common stock was $13.95 per share. Accordingly, the Company has recognized deferred compensation related to these grants of $2,574,000. This deferred charge will be amortized to expense over the four year vesting period of these options, $808,000, $648,000 and $2,000 of such expense was recognized in 2001, 2000 and 1999, respectively. The fair value of these option grants were estimated on the date of grant using Black- Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: zero dividend yield; expected volatility of 0%; a risk-free interest rate of 5.5%; and an expected life of five years.

        In August 2000, in connection with the contribution by Titan to the Company, the Company adopted a Nonstatutory Stock Option Plan through which the Company substituted all options under the 1998 Plan.

        The Company's Nonstatutory Stock Option Plan has 7,975,137 shares of Class A common stock authorized for issuance. The plan provides for grants of nonstatutory stock options to the Company's officers and directors and the officers and directors of Titan. The Company has the right to repurchase shares received on the exercise of an option at the book value of those shares if the purchaser terminates service prior to the completion of the initial public offering. This constitutes a variable plan under APB No. 25. Accordingly, deferred compensation has been recorded to the extent that book value exceeds the exercise price of the options at the date of grant. Deferred compensation is also recorded for changes in book value occurring subsequent to the initial grant date. Compensation expense related to these grants is recognized as these options vest. The Company has not recognized compensation expense related to these options, as the exercise price per share has exceeded the book value per share since the date of grant and for all periods presented. The term of the stock options may not exceed February 19, 2008, the plan termination date. As of December 31, 2001, options to purchase a total of 7,928,553 shares of the Class A common stock were granted and 46,584 shares remained available for grant.

        In connection with the completion of the Company's initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, a portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time period. Included in selling, general and administrative expense for the year ended December 31, 2001, is $53.5 million in compensation expense associated with these options. The remaining deferred compensation balance related to these options will be recognized as compensation expense of approximately $13.4 million, $10.0 million, and $1.7 million in 2002, 2003 and 2004, respectively, the remainder of the four-year vesting period of the options.

        In August 2000, the Company adopted and the stockholders approved the 2000 Stock Option and Incentive Plan. Outstanding options will continue to be governed by the original terms of those options granted under the 1998 Plan. The Company has reserved an aggregate 2,170,800 shares of common stock for issuance upon the exercise of stock awards granted to employees, directors, and consultants under the plan. The exercise price of an option cannot be less than 100% of the fair market value of the common stock on the date of grant. The maximum term of options granted is 10 years. The plan will terminate in August 2010, unless sooner terminated by the board. As of December 31, 2001, options to purchase a total of 821,374 shares of Class A common stock were granted and 1,349,426 shares remained available for grant.

        In August 2000, the Company also adopted an Employee Stock Purchase Plan covering an aggregate of 250,000 shares of common stock. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on March 16, 2001. Employees who participate in an offering may have up to 15% of their earnings withheld under the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2001, 20,822 shares of Class A common stock were purchased for participants and 229,178 shares of Class A common stock remained available for purchase.

        As of December 31, 2001, approximately 1,625,188 shares of Class A common stock were reserved for future issuance for the stock incentive plans and employee benefit plans.

        A summary of the status of the Company's stock-based compensation plans as of December 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below:

	2001		2000		1999
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,063,643	$0.14	6,451,863	$0.14	4,639,751	$0.14
Granted	733,368	$8.94	2,124,216	$0.14	3,237,578	$0.14
Exercised	(2,414,713)	$0.14	—	$0.14	(232,919)	$0.14
Terminated	(47,084)	$0.25	(512,436)	$0.14	(1,192,547)	$0.14

Outstanding at end of year	6,335,214	$1.16	8,063,643	$0.14	6,451,863	$0.14

Options exercisable at end of year	1,769,023	$0.14	2,102,096	$0.14	838,509	$0.14

        The following table summarizes information about stock options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.01-$ 7.50	5,863,214	6.22	$0.14	1,769,023	$0.14
$ 7.51-$10.00	52,000	9.24	8.80	—	—
$10.01-$16.09	420,000	9.50	14.42	—	—

	6,335,214	6.47	$1.16	1,769,023	$0.14

        As permitted, the Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation expense, except as specifically described above, has been recognized for the stock option plans. Had compensation expense been determined based on the fair value at the date of the grant for the years ended December 31, 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been reported as the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net income (loss)—as reported	$(74,375,000)	$(1,799,000)	$205,000
Net income (loss)—pro forma	(75,104,000)	(1,427,000)	153,000
Basic earnings per common share-as reported	$(1.36)	$(0.04)	$0.00
Basic earnings per common share-pro forma	(1.38)	(0.03)	0.00
Diluted earnings per common share-as reported	$(1.36)	$(0.04)	$0.00
Diluted earnings per common share-pro forma	(1.38)	(0.03)	0.00

        Certain officers and key employees participate in the Titan non-qualified executive deferred compensation plan. The Company also has performance bonus plans for certain of its employees. Related expense for these two plans amounted to approximately $2,369,000, $22,000 and $300,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

Note (14) Geographic Operations

        The Company has historically operated in one business segment related to its electron beam technology, principally in the United States, South America, and Saudi Arabia. At December 31, 2001, the Company had $13.5 million of construction in progress in Brazil related to the construction of the company-owned service center.

Note (15) Quarterly Financial Data (unaudited)

        The following tables contain selected consolidated statement of operations data for each quarter of fiscal years ended 2001 and 2000 (in thousands, except per share amounts):

	Fiscal 2001 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$5,476	$9,617	$14,548	$11,626
Gross profit	2,526	3,402	5,293	2,943
Loss from operations	(43,428)	(9,410)	(7,366)	(11,609)
Net loss	$(40,573)	$(9,187)	$(7,748)	$(16,867)
Loss per common share:
Basic	$(0.84)	$(0.16)	$(0.14)	$(0.29)
Diluted	$(0.84)	$(0.16)	$(0.14)	$(0.29)
Weighted average shares outstanding:
Basic	48,405	55,841	56,131	57,624
Diluted	48,405	55,841	56,131	57,624

	Fiscal 2000 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$6,063	$7,028	$6,468	$9,889
Gross profit	1,819	2,373	3,194	2,460
Income (loss) from operations	(265)	(252)	152	1,047
Net income (loss)	$(577)	$(617)	$(658)	$44
Earnings (loss) per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted average shares outstanding:
Basic	46,817	46,817	46,817	46,817
Diluted	46,817	46,817	46,817	55,569

Note (16) Subsequent Events

        On February 13, 2002, the Company exchanged $73.0 million of its subordinated promissory note payable to Titan for 3,225,765 and 4,441,496 shares of Class B and Class A common stock, respectively, of the Company.

        On March 29, 2002, Titan, as a part of its commitment to extend a $50.0 million line of credit, executed a $25.0 million irrevocable funding commitment to the Company. The terms of the $25 million credit facility are as follows: the interest rate will be equal to Titan's effective weighted average debt rate plus 300 basis points; the credit facility will be secured by all assets of SureBeam; and the credit facility will mature the earlier of (i) December 31, 2005, (ii) the date on which Titan's lenders accelerate the date for payment by Titan of amounts outstanding, (iii) the date of termination of Titan's Credit Agreement, and (iv) the date the Company enters into a $50 million credit facility with Titan.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required as to this Item is incorporated herein by reference from the data under the caption "Information Concerning Nominees and Continuing Directors" and "Executive Officers" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The information required as to this Item is incorporated herein by reference from the data under the caption "Executive Compensation and Other Information," "Report on Executive Compensation" and Employment Agreements" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required as to this Item is incorporated herein by reference from the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required as to this Item is incorporated herein by reference from the data under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  List of documents filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements: The consolidated financial statements of SureBeam Corporation are included under Item 8 of this report.

  2.
  Financial Statement Schedule: The financial statement schedule required under the related instructions is included on page 77.

  3.
  Exhibits: The exhibits which are filed with this report of which are incorporated herein by reference are set forth in the Exhibit Index on pages 78 and 79.

  (b)
  Reports on Form 8-K

    We did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREBEAM CORPORATION

By:	/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell President and Chief Executive Officer

Date:	March 29, 2002

By:	/s/ DAVID A. RANE David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

Date:	March 29, 2002

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GENE W. RAY Gene W. Ray, Ph.D.	Director, Chairman of the Board	March 29, 2002
/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell	President, Chief Executive Officer, Director	March 29, 2002
/s/ JOHN ARME John Arme	Director	March 29, 2002
/s/ SUSAN GOLDING Susan Golding	Director	March 29, 2002
/s/ WILLIAM C. HALE William C. Hale	Director	March 29, 2002
/s/ MICHAEL J. LICATA Michael J. Licata	Director	March 29, 2002

SureBeam Corporation and Subsidiaries
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years ended December 31, 2001, 2000 and 1999
(in thousands of dollars)

	Balance at Beginning of year	Additions (charges to expense)	Deductions	Balance at End of year
2001:
Allowance for doubtful accounts	$250	$1,178	$—	$1,428
2000:
Allowance for doubtful accounts	350	—	(100)	250
1999:
Allowance for doubtful accounts	350	—	—	350

APPENDIX E

SUREBEAM CORPORATION

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (No. 333-43672), as amended (the "Form S-1")).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1).
10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Form S-1).
10.2	Registrant's 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).
10.3	Form of Incentive and Nonstatutory Stock Option Agreements under the 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1).
10.4	Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Form S-1).
10.5	Registrant's Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the Form S-1).
10.6	Form of Stock Option Agreement under Registrant's Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
10.7+	Sub-Lease Agreement between Cloverleaf Cold Storage and The Titan Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to the Form S-1).
10.8	Industrial Real Estate Lease between B/G Management and The Titan Corporation dated April 10, 2000 (incorporated by reference to Exhibit 10.8 to the Form S-1).
10.10+
Amended and Restated Agreement No. 3 for Purchase of an X-Ray System by and among the Registrant, The Titan Corporation, Hawaii Pride LLC, John W. Clark and Eric Weinert (incorporated by reference to Exhibit 10.10 to the Form S-1).
10.11	Supplemental Retirement Plan for Executives, as amended (incorporated by reference to Exhibit 10.11 to the Form S-1).
10.12+	Contract for Purchase and Sale of Equipment and Services dated December 28, 1999 between Zero Mountain Cold Storage and Titan Scan (incorporated by reference to Exhibit 10.12 to the Form S-1).
10.13	Agreement between Texas A&M University, Texas Agricultural Experiment Station and the Registrant (incorporated by reference to Exhibit 10.13 to the Form S-1).
10.14+	Joint Venture and Strategic Partnering Agreement dated May 18, 2000 between Tech Ion Industrial Brasil S.A. and the Registrant, as amended (incorporated by reference to Exhibit 10.14 to the Form S-1).

10.15	Letter Agreement dated September 30, 1999, as amended on October 18, 1999, between The Titan Corporation and Larry Oberkfell (incorporated by reference to Exhibit 10.15 to the Form S-1).
10.16	Letter Agreement dated July 14, 1999 between The Titan Corporation and Kevin Claudio (incorporated by reference to Exhibit 10.16 to the Form S-1).
10.17
Joint Venture Arrangement and Agreement for purchase of an electron beam system by and among the Registrant and Zero Mountain, Inc. dated August 8, 2000 (incorporated by reference to Exhibit 10.17 to the Form S-1).
10.18	Tax Allocation Agreement dated as of August 4, 2000 between The Titan Corporation and the Registrant (incorporated by reference to Exhibit 10.18 to the Form S-1).
10.19	Corporate Services Agreement dated August 4, 2000 between The Titan Corporation and the Registrant (incorporated by reference to Exhibit 10.19 to the Form S-1).
10.20	Subordinated Promissory Note dated August 4, 2000 between SB Operating Co. and The Titan Corporation (incorporated by reference to Exhibit 10.20 to the Form S-1).
10.21	Contribution Agreement dated as of August 4, 2000 among The Titan Corporation, the Registrant and Gene Ray (incorporated by reference to Exhibit 10.21 to the Form S-1).
10.22	Contribution Agreement dated as of August 4, 2000 between the Registrant and SB Operating Co (incorporated by reference to Exhibit 10.22 to the Form S-1).
10.23	License Agreement dated as of August 4, 2000 between SB Operating Co. and The Titan Corporation (incorporated by reference to Exhibit 10.23 to the Form S-1).
10.24	First Amendment to Sub-Lease Agreement between Cloverleaf Cold Storage and The Titan Corporation dated February 1, 2001 (incorporated by reference to Exhibit 10.24 to the Form S-1).
10.25+
Building Lease dated as of November 17, 2000 between Bradley Associates Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "Form 10-Q")).
10.26+	Strategic Alliance Agreement dated as of November 29, 2000 between Square-H Brands, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the Form 10-Q).
10.27+	Amendment to Strategic Alliance Agreement dated as of March 28, 2001 among X H Partners, Square-H Brands, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10-Q).
10.28+	Second Amendment to Strategic Alliance Agreement dated as of November 28, 2001 between X H Partners, Square-H Brands, Inc. and the Registrant.
10.29	Lease dated November 28, 2001 between X H Partners and the Registrant.
10.30	Amendment to Lease dated as of November 28, 2001 between X H Partners, L.P. and the Registrant.
10.31	Exchange Agreement dated as of December 31, 2001 between the Registrant and The Titan Corporation.
10.32	Exchange Agreement dated as of February 11, 2002 between the Registrant and The Titan Corporation.

10.33	Contract for Purchase and Sale of Equipment and Services dated as of February 11, 2002 between the Registrant and The Titan Corporation.
10.34	Amended and Restated License Agreement dated as of October 17, 2001 between SB Operating Co., Inc. and The Titan Corporation.
10.35	Amendment to License Agreement dated as of October 17, 2001 between SB Operating Co., Inc. and The Titan Corporation.
10.36	Quota Purchase Agreement dated October 23, 2001 between the Registrant, Tech Ion Industrial Brasil, S.A., SureBeam Holding Company LTDA., and José Francisco Bufara de Medeiros.
10.37	Letter Agreement dated as of March 29, 2002 between the Registrant and The Titan Corporation.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1	Representation Letter of Arthur Andersen dated March 29, 2002.

+
Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

FORM 10-K
INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except for per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
  APPENDIX E
EXHIBIT INDEX