Form 10-Q
period 2002-03-31
SUREBEAM CORP
filed 2002-05-15
CIK 1121309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-31807

SureBeam Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	33-0921003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 Science Park Road
San Diego, California 92121-1199
(Address of principal executive offices, zip code)

(Registrant’s telephone number, including area code) (858) 552-9500

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

The number of shares of registrant’s Class A common stock, $.001 par value, outstanding as of May 10, 2002, was 16,864,630.

The number of shares of registrant’s Class B common stock, $.001 par value, outstanding as of May 10, 2002, was 50,000,000.

SUREBEAM CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues	$2,514	$5,476
Revenues from affiliate	4,502	—
Total revenues	7,016	5,476
Cost of revenues	3,017	2,950
Cost of revenues from affiliate	2,831	—
Total cost of revenues	5,848	2,950
Gross profit	1,168	2,526
Selling, general and administrative expense	9,953	45,617
Research and development	315	337
Loss from operations	(9,100)	(43,428)
Interest income	25	93
Interest expense	(886)	(1,746)
Other income, net	982	—
Loss before income tax benefit	(8,979)	(45,081)
Income tax benefit	—	4,508
Net loss	$(8,979)	$(40,573)

Basic loss per share:
Net loss	$(0.14)	$(0.84)
Weighted average shares — basic	62,794	48,405

Diluted loss per share:
Net loss	$(0.14)	$(0.84)
Weighted average shares — diluted	62,794	48,405

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,059	$4,131
Investments, available-for-sale	—	3,766
Accounts receivable-net of allowance of $1,428 at March 31, 2002, and December 31, 2001	13,139	12,645
Receivable from affiliate	—	12,503
Inventories	21,218	19,764
Prepaid expenses and other	5,277	5,172
Total current assets	49,693	57,981
Property and equipment-net	45,270	41,903
Due from affiliate	2,319	2,319
Intangible assets-net	2,910	3,549
Other assets	12,953	12,032
Total assets	$113,145	$117,784

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,372	$9,191
Accrued compensation and benefits	2,089	2,664
Other current liabilities	9,096	4,756
Due to affiliate	556	—
Total current liabilities	16,113	16,611
Subordinated promissory note to affiliate	—	72,208
Other long-term liabilities	794	613
Total liabilities	16,907	89,432

Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 16,827,396 issued and 16,823,867 outstanding at March 31, 2002 and 11,605,440 issued and 11,601,911 outstanding at December 31, 2001	17	11
Class B common stock, $.001 par value, 50,000,000 shares authorized, 50,000,000 issued and outstanding at March 31, 2002 and 46,774,235 issued and outstanding at December 31, 2001	50	47
Additional paid-in capital	220,710	147,607
Deferred compensation	(23,118)	(26,918)
Accumulated other comprehensive income	—	47
Treasury stock, at cost: 3,529 shares at March 31, 2002 and December 31, 2001	(42)	(42)
Accumulated deficit	(101,379)	(92,400)
Total stockholders' equity	96,238	28,352
Total liabilities and stockholders' equity	$113,145	$117,784

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(8,979)	$(40,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonmonetary research consideration	(1,168)	(552)
Depreciation and amortization	1,516	902
Deferred income taxes	—	(4,508)
Deferred compensation charge	3,800	38,925
Change in operating assets and liabilities:
Accounts receivable and receivable from affiliate	12,009	(4,661)
Inventories	(1,454)	(2,076)
Prepaid expenses and other	473	(282)
Other assets	(419)	12
Accounts payable	(4,819)	2,391
Accrued compensation and benefits	(575)	665
Other accrued liabilities	5,077	(930)
Net cash provided by (used in) operating activities	5,461	(10,687)

Cash Flows from Investing Activities:
Sale (purchase) of available-for-sale investments	3,719	(3,687)
Capital expenditures	(3,961)	(2,868)
Advances to Tech Ion	—	(1,820)
Advances to Hawaii Pride	(195)	(416)
Net cash used in investing activities	(437)	(8,791)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	60,831
Borrowings on subordinated promissory note	792	12,515
Proceeds from exercise of stock options and warrants	112	—
Net cash provided by financing activities	904	73,346

Net change in cash and cash equivalents	5,928	53,868
Cash and cash equivalents at beginning of period	4,131	—
Cash and cash equivalents at end of period	$10,059	$53,868

Supplemental Cash Flow Information:
Non-Cash Investing Activities:
Conversion of subordinated promissory note to common stock	$73,000	$—
Increase (decrease) in fair value of investments, available-for-sale	47	(55)

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

							Accumulated Other Comprehensive Income (Loss)
	Shares of Common Stock				Additional Paid-in Capital
			Common Stock			Deferred Compensation		Accumulated Deficit	Treasury Stock
	Class A	Class B	Class A	Class B						Total

Three Months Ended March 31, 2002:
Balances at December 31, 2001	11,602	46,774	$11	$47	$147,607	$(26,918)	$47	$(92,400)	$(42)	$28,352
Net loss	—	—	—	—	—	—	—	(8,979)	—	(8,979)
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	4,441	3,226	5	3	72,992	—	—	—	—	73,000
Proceeds from issuance of common stock in conjunction with exercise of stock options	781	—	1	—	111	—	—	—	—	112
Amortization of deferred compensation	—	—	—	—	—	3,800	—	—	—	3,800
Unrealized loss on investments	—	—	—	—	—	—	(47)	—	—	(47)
Balances at March 31, 2002	16,824	50,000	$17	$50	$220,710	$(23,118)	$—	$(101,379)	$(42)	$96,238

Three Months Ended March 31, 2001:
Balances at December 31, 2000	233	46,584	$—	$47	$5,687	$(2,584)	$—	$(18,025)	$—	$(14,875)
Net loss	—	—	—	—	—	—	—	(40,573)	—	(40,573)
Issuance of common stock in IPO, net of issuance costs	6,700	—	7	—	59,770	—	—	—	—	59,777
Proceeds from issuance of common stock in conjunction with exercise of stock options	2,236	—	2	—	1,052	—	—	—	—	1,054
Deferred compensation related to the issuance of stock options	—	—	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	38,925	—	—	—	38,925
Unrealized loss on investments	—	—	—	—	—	—	(55)	—	—	(55)
Balances at March 31, 2001	9,169	46,584	$9	$47	$145,113	$(42,263)	$(55)	$(58,598)	$—	$44,253

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

Note (1) Basis of Financial Statement Preparation

The accompanying consolidated financial information of SureBeam Corporation (“SureBeam” or the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The information as of March 31, 2002, and for the three months ended March 31, 2002 and 2001 is unaudited. The accompanying consolidated financial information includes all normal recurring adjustments, which are considered necessary by the Company’s management for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On October 16, 2001, The Titan Corporation, or Titan, adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Titan has filed a letter ruling request with the Internal Revenue Service seeking confirmation that the distribution can be made on a tax-free basis and Titan has stated it intends to execute the spin-off as soon as practical following the receipt of a favorable ruling on that request, subject to obtaining all required third party consents.

Also on October 16, 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company’s intellectual property for all applications and fields other than the food, animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of the Company’s Class B common stock and Class A common stock, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. The Company recognized $1.0 million of the cash payments related to the license agreement as other income in the three months ended March 31, 2002.  The Company will recognize $1.0 million as other income each quarter through September 30, 2003.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2002, consistent with its business plan, the Company has incurred substantial losses from operations. Management believes it will continue to incur losses for the next several quarters, as the Company will continue to make significant investments in infrastructure, sales and marketing. Additionally, the Company’s construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 12 to 18 months. The Company’s arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion and other factors where no material uncertainties exist. Also in connection with the Company’s agreements with its customers, it has advanced funds aggregating $5.3 million to Hawaii Pride LLC, or Hawaii Pride. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003. The Company has also entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which the Company has and will continue to expend significant funds for construction of the facilities and food irradiation systems. The Company also expects to expend approximately $695,000 to complete and deliver the system for Texas A&M University, or Texas A&M. In addition, the Company expects to construct and install two in-line systems for Cargill Incorporated’s Excel subsidiary that the Company will own and operate.

In addition to management’s current operating plans which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include raising additional funds from the capital markets and drawing down the Company’s line of credit with Titan. If these funds are not sufficient for the Company or if it is unable to generate sufficient cash flow from operations, management may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on the Company’s ability to meet its business objectives.

A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for its strategic alliances in advance of payment.

Note (2) Initial Public Offering

On March 16, 2001, the Company consummated its initial public offering and issued 6,700,000 shares of Class A common stock at a price of $10 per share. The Company received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of the Company’s Class A common stock were exercised for proceeds of approximately $1.1 million.

Also in connection with the completion of the Company’s initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time. Included in selling, general and administrative expense for the three months ended March 31, 2002 and 2001, is $3.6 million and $38.7 million, respectively, of compensation expense associated with these options.

The remaining deferred compensation balance related to these options will be recognized as compensation expense over the remaining three-year vesting period of the options. Included in selling, general and administrative expense for the three months ended March 31, 2002 and 2001, is $202,000 of compensation expense related to options granted prior to completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Note (3) Other Financial Information

During the quarter ended March 31, 2002, the Company had no elements of comprehensive income. The Company had comprehensive income resulting from unrealized losses on investments in available-for-sale securities of $55,000, which are reflected in the statement of stockholders’ equity for the three months ended March 31, 2001.

The following data summarize information relating to the per share computation (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001

Net loss	$(8,979)	$(40,573)

Weighted average shares outstanding
Basic	62,794	48,405
Effective dilutive securities: stock options	—	—
Dilutive	62,794	48,405

Net loss per common share - basic	$(0.14)	$(0.84)

Net loss per common share - dilutive	$(0.14)	$(0.84)

In the three months ended March 31, 2002, the weighted average number of options to purchase approximately 5,106,000 shares of common stock at prices ranging from $0.14 to $7.51 per share was not included in the computation of diluted loss per share, as the effect would have been anti-dilutive due to the loss from continuing operations. Similarly, the weighted average number of options and warrants to purchase approximately 5,933,000 shares of common stock at prices ranging from less than $0.01 to $0.71 per share was not included in the computation of diluted loss per share for the three-month period ended March 31, 2001.

Following are details concerning certain balance sheet data as of March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(Unaudited)

Investments, available-for-sale (in thousands):	$—	$3,766

The Company invests its excess cash primarily in mortgage-backed securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash and cash equivalents of $10.1 million and $4.1 million at March 31, 2002 and December 31, 2001, respectively, are primarily invested in commercial paper and money market funds.

The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders’ equity. Realized losses for the three months ended March 31, 2002, were $18,000. There were no realized gains or losses recorded in the three months ended March 31, 2001.

	March 31, 2002	December 31, 2001
	(Unaudited)

Accounts receivable (in thousands):
Billed	$137	$12,556
Unbilled	14,430	14,020
Less allowance for doubtful accounts	(1,428)	(1,428)
	$13,139	$25,148

Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules.  Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	March 31, 2002	December 31, 2001
	(Unaudited)

Inventories (in thousands):
Materials	$16,186	$15,510
Work-in-process	5,032	4,254
	$21,218	$19,764

Generally, the Company’s systems are customized and are produced on a made-to-order basis.  The Company does, however, maintain a stock of long lead-time and general stock items. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand stock and makes appropriate disposition of any stock deemed excess or obsolete.

	March 31, 2002	December 31, 2001
	(Unaudited)

Property and equipment (in thousands):
Machinery and equipment	$18,609	$9,937
Furniture, fixtures and leasehold improvements	8,796	1,252
Construction in progress	21,135	33,390
	48,540	44,579
Less accumulated depreciation and amortization	(3,270)	(2,676)
Property and equipment, net	$45,270	$41,903

Construction in progress primarily represents costs incurred for the construction of two food irradiation service center facilities. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	March 31, 2002	December 31, 2001
	(Unaudited)

Other assets (in thousands):
Texas A&M	$7,862	$7,210
Advances to Hawaii Pride - net	3,770	3,674
Prepaid rent	918	796
Loan receivable from officer	206	225
Other	197	127
	$12,953	$12,032

The long-term asset arising from the transaction with Texas A&M represents the long-term portion of the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received.  See Note (5).

The Company has advanced $5.3 million to Hawaii Pride which is included in the accompanying balance sheet as other assets, net of impairment charges of $1.5 million.  The impairment charges reflect the Company’s estimate of any erosion of the collateral basis in Hawaii Pride.  The monies advanced in 1999 and 2000 were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs.  Monies advanced during 2002 and 2001 have been used primarily for working capital purposes.  The Company advanced Hawaii Pride $195,000 and $416,000 for the three months ended March 31, 2002 and 2001, respectively.  Management does not expect significant repayments of the advances to Hawaii Pride until late 2003.

	March 31, 2002	December 31, 2001
Other current liabilities (in thousands):
Deferred revenue	$3,000	$3,000
Customer deposits	4,733	—
Other	1,363	1,756
	$9,096	$4,756

Note (4) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company is adopting the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of March 31, 2002 this statement had no effect on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company adopted SFAS No. 142 during the three months ended March 31, 2002, and the adoption did not have an impact on the consolidated financial statements as all of the Company’s intangible assets are separately identifiable, and the Company continues to amortize these assets.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Note (4) Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early adoption encouraged and generally are to be applied prospectively. The Company adopted SFAS No. 144 during the three months ended March 31, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

Note (5) Strategic Transactions

In connection with the Company’s agreement with Texas A&M, SureBeam agreed to provide three electronic food irradiation systems, which are referred to collectively as the system, pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides the Company access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for its customers.  The Company is currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies.  Since the Company retains the right to use the system through the end of the term of the arrangement, it has accounted for this transaction as a sale-leaseback.

As the consideration in this lease is nonmonetary, the Company has accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $500,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

Under the percentage-of-completion method, the Company recorded revenues of $1.2 million and $552,000 for the three months ended March 31, 2002 and 2001, respectively, on the Texas A&M contract. The receivable arising from the total cumulative revenues of $9.3 million has been recorded as a short-term and long-term asset at March 31, 2002, and no profit has been recognized. As of March 31, 2002, the Company had deferred profits amounting to $456,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, the Company agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount will be amortized against the long-term asset arising from the cumulative revenues recorded under this agreement over a period of approximately ten months. During the three months ended March 31, 2002, the Company has recorded $90,000 of amortization expense related to the research and development services it has received to date. The deferred profit of $456,000 as of March 31, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of March 31, 2002, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

With respect to the impact of the transaction with Texas A&M on the Company’s liquidity, the Company has expended funds of approximately $8.8 million related to the construction of the system through March 31, 2002. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be approximately $695,000 of additional costs to be incurred to complete and deliver the system. The Company expects that all of the remaining costs will be incurred in the remainder of 2002.

In October 2001, the Company contracted to manufacture eight SureBeam systems for an aggregate of $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service. Under this agreement, Titan has arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. The Company will be working with Titan and Titan’s business units, in providing the systems to the United States Postal Service. The Company is a principal subcontractor to build systems for Titan under Titan’s prime contract. For the three months ended March 31, 2002, the Company recognized $2.3 million as revenues from affiliate under this contract. In accordance with the milestone payments of the contract, the Company received $19.5 million in cash from Titan during the three months ended March 31, 2002, of which $4.7 million is an advance against future manufacturing costs and services. The monies received were used to offset the $14.8 million billed receivable on the contract and the remaining $4.7 million was classified as customer deposits in other current liabilities.

In June 2001, the Company received a purchase order with an aggregate value of $50.0 million from RESAL Saudi Corporation, or RESAL, for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $1.1 million in sales revenue for the three months ended March 31, 2002. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder in 2003.

Note (6) Subordinated Promissory Note

In August 2000, in connection with the contribution by Titan to SureBeam of its electronic food irradiation business, the Company assumed the cumulative advances of $39.0 million and due to additional advances the balance was $72.2 million as of December 31, 2001. These advances were evidenced by the subordinated promissory note payable to Titan. On February 13, 2002, the Company exchanged the outstanding balance, including principal and accrued interest, of $73.0 million, under its subordinated promissory note payable to Titan for 3,225,765 and 4,441,496 shares of Class B and Class A common stock, respectively, of the Company.

On March 29, 2002, Titan, as a part of its commitment to extend a $50.0 million line of credit to the Company, executed a $25.0 million irrevocable funding commitment to the Company. The terms of the $25.0 million credit facility are anticipated to be under Titan’s senior credit agreement as follows: the interest rate will be equal to Titan’s effective weighted average debt rate plus 300 basis points; the credit facility will be secured by all assets of SureBeam; and the credit facility will mature the earlier of (i) December 31, 2005, (ii) the date on which Titan’s lenders accelerate the date for payment by Titan of amounts outstanding under Titan’s senior credit agreement, (iii) the date of termination of Titan’s senior credit agreement with its lenders, and (iv) the date the Company enters into a $50 million credit facility with Titan.

Note (7) Commitments and Contingencies

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

On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and SureBeam relating to SureBeam’s patents for its systems.  The action attacked the validity of SureBeam’s core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in SureBeam’s patent, and alleged that Titan and SureBeam engaged in unfair competition and that Titan and SureBeam’s conduct constituted patent misuse.  The case was moved to the federal court in San Diego.  On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims that Titan and SureBeam engaged in false advertising, monopolization, restraint on trade and unfair business practices.

On January 25, 2002, Titan and SureBeam announced a settlement of the litigation with IBA.  Under the settlement, IBA dropped all the claims it made against Titan and SureBeam in the litigation, including IBA’s challenge to the validity and enforceability of SureBeam’s core patent. Titan and SureBeam agreed that IBA and its customers may continue to operate or use IBA’s electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirement in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and SureBeam during the next four years, provided Titan and SureBeam offer competitive terms. Titan and SureBeam also agreed to purchase their requirements of linear accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

Note (8) Related Party Transactions

In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provide, among other things, continuation of services which have historically been provided by Titan to SureBeam while the Company builds its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam. During the three months ended March 31, 2002 and 2001, the Company recorded an allocation for general and administrative expense of $1.1 million and $464,000, respectively.

Titan has subcontracted the Company to design and construct SureBeam systems for Titan’s various contracts with third parties. These systems are designed for applications other than the food, animal hide and flower markets. Revenues derived from sales to Titan are recognized under cost plus 20% or fixed price contracts and were $4.5 million for the three months ended March 31, 2002.  Of the revenue from affiliate, $2.3 million related to the subcontract the Company has with Titan on the United States Postal Service contract and the remaining $2.2 million was recorded in relation to Titan’s medical sterilization business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of SureBeam Corporation should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q, the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2001.

When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to in the Company’s public filings with the SEC, including the Company’s annual report on Form 10-K for the year ended December 31, 2001, regarding the risk of gaining consumer acceptance, risks relating to the Company’s history of losses and liquidity and risks of international operations.

Overview

We are a leading provider of electronic irradiation systems and services for the food industry. We were formed in August 2000 in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its government linear electron beam accelerator business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan.

Results of Operations

Revenues

Our total revenues increased from $5.5 million in the three months ended March 31, 2001, to $7.0 million in the three months ended March 31, 2002. For the three months ended March 31, 2002 and 2001, we had electronic food irradiation system sales and food processing revenues from third parties of $2.5 million or 36% of total revenues and $5.5 million or 100.0% of total revenues, respectively.  For the three months ended March 31, 2002, 89%, or $2.2 million, of the $2.5 million of revenue from electronic food irradiation system sales and food processing services, was derived from sales of electronic food irradiation systems to two customers and 11%, or $263,000, was derived from food processing services.  For the three months ended March 31, 2001, 96%, or $5.3 million, of the $5.5 million of revenue, was derived from sales of electronic food irradiation systems primarily to two customers and 4%, or $219,000, was derived from food processing services.  In addition, for the three months ended March 31, 2002, we had affiliate revenues of $4.5 million, or 64% of total revenues. We did not have any affiliate revenue for the three months ended March 31, 2001. For the three months ended March 31, 2002, $2.3 million, or 51% of the revenues from affiliate, were from sales of our electronic irradiation systems using the percentage of completion method of accounting, in support of Titan’s United States Postal Service contract for which we are the main sub-contractor. The remaining $2.2 million of revenues from affiliate are from Titan’s medical equipment sterilization business, Titan Scan Technologies, for the sale of equipment and services related to Titan Scan Technologies’ medical sterilization business.

In connection with our agreement with Texas A&M, we agreed to provide three electronic food irradiation systems, which we refer to collectively as the system, pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides us access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for our customers. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. Since we retain the right to use the system through the end of the term of the arrangement, we have accounted for this transaction as a sale-leaseback.

As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $500,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

Under the percentage-of-completion method for the Texas A&M contract, we recorded revenues of $1.2 million for the three-month period ended March 31, 2002, and recorded $552,000 for the three-month period ended March 31, 2001. The receivable arising from the total cumulative revenues of $9.3 million has been recorded as a short-term and long-term asset at March 31, 2002, and no profit has been recognized. As of March 31, 2002, we had deferred profits amounting to $456,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, we agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount will be amortized over a period of approximately ten months from the long-term asset arising from the cumulative revenues recorded under this agreement. For the three months ended March 31, 2002, we have recorded $90,000 of amortization expense related to the research and development services we have received to date. The deferred profit of $456,000 as of March 31, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of March 31, 2002, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $8.8 million related to the construction of the system through March 31, 2002, which includes $900,000 expended during the three months ended March 31, 2002. These costs have been incurred primarily in relation to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. We estimate that there will be approximately $695,000 of additional costs incurred to complete and deliver the system. We expect that all of the remaining costs will be incurred in 2002.

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

Our gross margins decreased from 46% for the three months ended March 31, 2001 to 17% for the three months ended March 31, 2002. The decrease from 46% to 17% is primarily attributed to added fixed operating costs associated with the new service center in Chicago, the higher percentage of Texas A&M revenue with a zero margin and higher revenues from affiliate which have a lower gross margin from revenues from sales of systems to third parties. We anticipate that our gross margins will increase as the Texas A&M contract is completed and the production volume at the service centers increases.

Selling, General and Administrative

Our selling, general and administrative expense decreased from $45.6 million in the three months ended March 31, 2001 to $10.0 million in the three months ended March 31, 2002. The decrease was primarily attributable to the decreased amortization of deferred compensation expense, which decreased from $38.9 million in the three months ended March 31, 2001, to $3.8 million in the three months ended March 31, 2002. See the discussion of stock-based compensation below. To a lesser extent, selling, general and administrative expense decreased in the three months ended March 31, 2002, due to lower sales and marketing expenses and lower legal expenses.

Stock-based Compensation

In connection with the completion of our initial public offering, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options were vested at the time of completion of the offering, $38.7 million were recognized as compensation expense and included in selling, general and administrative expense in the accompanying consolidated statement of operations for the three months ended March 31, 2001. For the three months ended March 31, 2002, $3.6 million was recognized as compensation expense and included in selling, general and administrative expense. The remaining deferred compensation balance related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional deferred compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Deferred compensation expense related to these options was $202,000 for each of the three months ended March 31, 2001 and March 31, 2002.

Research and Development

Our research and development expenses decreased from $337,000 in the three months ended March 31, 2001 to $315,000 in the three months ended March 31, 2002.  Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. In addition, we often benefit from the research and development efforts of our component suppliers.

Interest Income

Our interest income decreased from $93,000 in the three months ended March 31, 2001 to $25,000 in the three months ended March 31, 2002. The decrease is due to the reduced cash on hand for the three months ended March 31, 2002. The cash balance at March 31, 2001 was high due to our initial public offering on March 16, 2001.  See Note (2) in Notes to Consolidated Financial Statements.

Interest Expense

Our interest expense decreased from $1.7 million in the three months ended March 31, 2001 to $886,000 in the three months ended March 31, 2002. The decrease is due to the exchange of $73.0 million of our subordinated promissory note payable to Titan for our common stock.  See Note (6) in Notes to Consolidated Financial Statements.

Other Income (Expense), Net

During the three months ended March 31, 2002, we recorded $982,000 of other income. This amount represents $1.0 million of license fee income from Titan that was reduced by $18,000 of realized losses from the sale of available-for-sale marketable securities. During the fourth quarter of 2001, Titan agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food, animal hide and flower markets for $8.0 million. As part of this agreement, we will be recording $1.0 million of license fee income in each quarter for eight quarters, which began in the fourth quarter of 2001.  There was no other income, net for the three months ended March 31, 2001.

Income Taxes

Income taxes reflect an effective rate of 0% and 10% for the three months ended March 31, 2002 and 2001, respectively.  Pursuant to our tax sharing agreement with Titan, Titan will compensate us for any tax benefit received by Titan from the use of our losses in Titan’s consolidated return. The compensation is payable on the earlier of when we could have used the loss or when the losses expire (20 years). We had an operating loss during 2001 and expect to continue to incur losses during 2002. Our tax benefit is dependent upon the usage of our losses by Titan. Titan was not able to use our tax benefits in 2001, so we did not benefit from this agreement and we do not know when, or if, Titan will be able to use our losses. If the spin-off occurs, we will be deconsolidated from Titan and Titan will no longer have the right to use our losses. Accordingly, we have not recorded any benefit for income taxes for the three months ended March 31, 2002.

Net Income (Loss)

Our net loss decreased from $40.6 million in the three months ended March 31, 2001 to $9.0 million in the three months ended March 31, 2002. The decrease primarily related to reduced deferred compensation amortization expense of approximately $35.1 million for the three months ended March 31, 2002, from the three months ended March 31, 2001.

Liquidity and Capital Resources

We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity and to fund our working capital requirements. We also are spending significant funds to construct new company-owned service centers and systems. At March 31, 2002, we had available cash, cash equivalents and investments available for sale of $10.1 million.  Our future cash obligations consist primarily of current liabilities and our fixed lease costs associated with the operation of our service centers.  As of March 31, 2002, we expect to pay approximately $2.4 million in lease expenses during the next 12 months.

Since our initial public offering on March 16, 2001, our cash requirements have been met primarily through proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering, advances under the $75.0 million credit facility with Titan discussed below, payments from Titan for work performed on medical sterilization, $19.5 million associated with mail sanitation system sales and payments totaling $5.0 million from Titan associated with the perpetual license related to non-food items. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum amount of $75.0 million, including accrued interest, and we borrowed $75.0 million. The promissory note was due in August 2005 and bore interest at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate under its senior credit facility. On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of our subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock. Titan committed to extend us a new $50.0 million senior credit facility to be secured by all of our assets. This facility will be subject to limits in the amounts that can be drawn each quarter, and subject to customary financial covenants and affirmative and negative covenants. Titan lenders have approved Titan’s extension of up to $25.0 million under this credit facility, but the remaining $25.0 million is subject to approval by Titan’s lenders, which Titan has informed us it expects to obtain prior to our spin-off. We cannot assure you that Titan will extend additional funding to us under this credit facility or otherwise. If we are unable to receive funds as anticipated under this credit facility or if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition. To date we have not drawn down any money against the anticipated new senior credit facility.

Our operating activities provided cash of $5.5 million for the three months ended March 31, 2002, primarily due to a decrease in accounts receivable and receivable from affilate of $12.0 million, which was offset by an increase in inventories of $1.5 million, as well as personnel costs and other expenditures associated with the development of the electronic food irradiation business. The decrease in accounts receivable principally relates to collection of $19.5 million from Titan related to the United States Postal Service during the three months ended March 31, 2002.  The $19.5 million was received in accordance with the milestone payments of the contract of which $4.7 million is an advance against future manufacturing cost and services.  The monies received were used to offset the $14.8 million billed receivable on the contract and the remaining $4.7 million was classified as customer deposits in other current liabilities.

Our investing activities used cash of $437,000 for the three months ended March 31, 2002, primarily due to the sale of available-for-sale investments of $3.7 million, offset by capital expenditures of $4.0 million primarily related to our service centers under construction. Also included in cash used for investing activities for the three months ended March 31, 2002 were advances to the Hawaii Pride LLC, or Hawaii Pride, aggregating $195,000 for working capital requirements.

In June 2001, we received an order in the aggregate amount of $50.0 million from RESAL Saudi Corporation, or RESAL, for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. We commenced construction on six of these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $13.3 million in revenue which has been recorded on this contract through March 31, 2002, of which $1.1 million was recognized during the three months ended March 31, 2002. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder to be shipped in 2003. We are in the process of negotiating a processing agreement, which will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers. We expect to have this agreement finalized by the end of the second quarter of 2002. We expect to receive payments on this contract beginning in the second quarter of 2002 and expect to continue to receive milestone payments as they become due and payable until the contract is complete.

In October 2001, we contracted to manufacture eight SureBeam systems for $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service. Under this agreement, Titan has arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. We will be working with Titan and Titan’s business units in providing the systems to the United States Postal Service. We are a principal subcontractor to Titan under its prime contract. In accordance with the milestone payments of the contract, we received $19.5 million in cash from Titan during the three months ended March 31, 2002, of which $4.7 million is an advance against future manufacturing cost and services.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2002, we have incurred substantial losses from operations and investments in infrastructure. Management believes we will continue to do so for the next several quarters as we continue to make significant investments in infrastructure, sales and marketing.

Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, and other factors, where no material uncertainties exist. As a result, our unbilled receivables from our customers have increased $410,000 during the three months ended March 31, 2002. Also in connection with our agreements with our customers, we have advanced funds aggregating $5.3 million to Hawaii Pride, which was used primarily for land acquisition and for working capital purposes. We do not expect significant repayments of the advances from Hawaii Pride until late 2003. We also have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend approximately $695,000 to complete and deliver the system for Texas A&M. In addition, in 2002, we expect to begin to construct and install two in-line systems for Cargill Incorporated's Excel subsidiary that we will own and operate. The plans for these two systems have not been finalized. We expect to expend approximately $8.0 million on these two systems once the plans are finalized with installation and cash expenditures occurring over a 12 month period.

In addition to management’s current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. We agreed to sell Titan a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than the food, animal hide and flower market in consideration of the following: 1) to make available to us a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by us to Titan for additional shares of our Class B and Class A common stock, which occurred in December 2001 and February 2002, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002, with the first two installments having been made. On December 31, 2001, $2.0 million of our subordinated note payable was exchanged for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of our subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock.

On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Titan has filed a letter ruling request with the Internal Revenue Service seeking confirmation that the distribution can be made on a tax free basis and Titan has stated it intends to execute the spin-off as soon as practical following the receipt of a favorable ruling on that request, subject to obtaining all required third party consents.  We are negotiating other agreements with Titan in connection with our planned spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of 50% or more in voting power or value as part of Titan’s spin-off plan. This risk could limit our ability to access public equity markets.  In addition, the recent downturn in the capital markets may limit our ability to raise capital through public equity or debt offerings.  If funds from Titan or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives.

At March 31, 2002, we had $10.1 million of cash, cash equivalents and investments available-for-sale. We believe that this balance along with the anticipated $50.0 million credit facility from Titan will be sufficient to meet our 2002 cash needs. However, a variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment. Additionally, if we are unable to receive funds under the credit facility with Titan or if our requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We currently are exposed to market risks related to changes in interest rates. We invest some of our cash in short-term, interest-bearing, investment grade securities. The value of these securities is subject to interest rate risk and could fall in value if interest rates rise. Titan has committed to extend us a new $50.0 million senior credit facility which bears interest equal to Titan’s effective weighted average debt rate plus 300 basis points.  To date we have not drawn down any money against the anticipated new senior credit facility.   See Note (6) in Notes to Consolidated Financial Statements. Currently we have no borrowings against this anticipated credit facility. We anticipate our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, we are a defendant in cases incidental to our business activities. Furthermore, providers of products and services to the U.S. government are generally subject to multiple levels of audit and investigation by various U.S. government agencies. Any liabilities arising from audits by the federal government are being retained by Titan as part of the contribution by Titan to SureBeam. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations.

On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and us relating to our patents for its systems. The action attacked the validity of our core patent, sought a declaration that IBA and its customers had not infringed any of the 62 claims in our patent, and alleged that Titan and we engaged in unfair competition and that Titan and our conduct constituted patent misuse. The case was moved to the federal court in San Diego. On November 22, 2000, IBA filed an amended complaint alleging, in addition to the original claims that Titan and we engaged in false advertising, monopolization, restraint on trade and unfair business practices.

On January 25, 2002, Titan and we announced a settlement of the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and us in the litigation, including IBA’s challenge to the validity and enforceability of our core patent. Titan and we agreed that IBA and its customers may continue to operate or use IBA’s electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and us during the next four years, provided Titan and we offer competitive terms. Titan and we also agreed to purchase their requirements of linear accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

Item 2. Changes in Securities and Use of Proceeds

On February 13, 2002, we exchanged $73.0 million, in principal and accrued and unpaid interest owed to Titan under a subordinated promissory note, for 3,225,765 shares of Class B common stock and 4,441,496 shares of Class A common stock, at a price of $9.521 per share, based upon the twenty day trading average of our Class A common stock ending on February 12, 2002. The issuance of these securities was made pursuant to Sections 3 (a) (9) and/or 4 (2) of the Securities Act of 1933, as amended.  Each share of Class B common stock is convertible into a share of Class A common stock at the option of the holder.  Titan currently holds 50,000,000 shares of our Class B common stock and 4,441,496 shares of our Class A common stock and has informed us that it intends to convert its Class B common stock into Class A common stock and spin-off all of its Class A common stock to its stockholders during 2002.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submmission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
None

(b)	Reports on Form 8-K:
The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 15, 2002

SUREBEAM CORPORATION

		By:	/s/ Lawrence A. Oberkfell
Lawrence A. Oberkfell
President and Chief Executive Officer

		By:	/s/ David A. Rane
David A. Rane
Senior Vice President,
Chief Financial Officer
(Principal Accounting Officer)