Form 10-Q/A
period 2002-03-31
SUREBEAM CORP
filed 2002-07-10
CIK 1121309

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

9276 Scranton Rd., Suite 600
San Diego, CA 92121-1750
(Address of principal executive offices, zip code)

(Registrant's telephone number, including area code) (858) 795-6300

3033 Science Park Rd.
San Diego, CA 92121
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of registrant's Class A common stock, $.001 par value, outstanding as of May 10, 2002, was 16,864,630.

        The number of shares of registrant's Class B common stock, $.001 par value, outstanding as of May 10, 2002, was 50,000,000.

        On April 9, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent public accountants and appointed KPMG LLP as its successor independent public accountants. As a result of the dismissal of Arthur Andersen LLP, the review of the financial statements for the quarter ended March 31, 2002 included in this filing has not yet been completed by the Company's successor independent public accountants pursuant to Rule 10-01(d). As permitted by the guidance issued by the SEC in Release Nos. 33-8070/34-45590, the review of the quarter ended March 31, 2002 will be completed in conjunction with the independent accountants' review of the financial statements for the quarter and cumulative interim period ending June 30, 2002. The Company does not believe that there will be any changes to the financial statements filed for the quarter ended March 31, 2002 as a result of this review being completed by its independent public accountants. The sole purpose for this amendment to the Company's previously filed Form 10-Q is to provide disclosure requested by the SEC, for all companies that have engaged new independent public accountants in an interim period, that the Company's successor independent public accountants have not yet completed their review of the financial statements contained in this filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2002

SUREBEAM CORPORATION

By:	/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell President and Chief Executive Officer

By:	/s/ DAVID A. RANE David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

QuickLinks

SIGNATURES