Form 10-Q
period 2002-06-30
SUREBEAM CORP
filed 2002-08-14
CIK 1121309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31807

SureBeam Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	33-0921003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9276 Scranton Road, Suite 600
San Diego, California 92121
(Address of principal executive offices, zip code)

(858) 795-6300 (Registrant’s telephone number, including area code)

3033 Science Park Road, San Diego, CA 92121-1199 (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

The number of shares of registrant’s Class A common stock, $.001 par value, outstanding as of August 9, 2002, was 67,297,362.

The number of shares of registrant’s Class B common stock, $.001 par value, outstanding as of August 9, 2002, was zero.

On April 9, 2002, SureBeam dismissed Arthur Andersen LLP as its independent public accountant and, on April 15, 2002, SureBeam appointed KPMG LLP as its independent public accountant.  KPMG LLP did not complete its review of SureBeam’s financial statements for the quarter ended March 31, 2002, prior to the deadline for filing SureBeam’s Form 10-Q and Form 10-Q/A containing such financial statements.  Therefore, as permitted by the guidance issued by the Securities and Exchange Commission in Release Nos. 33-8070/34-45590, SureBeam’s Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2002 was filed with financial statements which had not been reviewed by an independent public accountant according to Rule 10-01(d) under the Securities Exchange Act of 1934, as amended.  The review of SureBeam’s financial statements for the quarter ended March 31, 2002 has now been completed by KPMG LLP in conjunction with its review of SureBeam’s financial statements for the quarter and cumulative interim period ending June 30, 2002.

SUREBEAM CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$2,841	$8,616	$5,355	$14,092
Revenues from affiliate	7,944	1,001	12,446	1,001
Total revenues	10,785	9,617	17,801	15,093
Cost of revenues	3,388	5,214	6,405	8,164
Cost of revenues from affiliate	3,631	1,001	6,462	1,001
Total cost of revenues	7,019	6,215	12,867	9,165
Gross profit	3,766	3,402	4,934	5,928
Selling, general and administrative expense	9,663	12,036	19,616	57,653
Research and development	181	776	496	1,113
Loss from operations	(6,078)	(9,410)	(15,178)	(52,838)
Interest income	102	636	127	729
Interest expense	(65)	(1,434)	(951)	(3,180)
Other income, net	939	—	1,921	—
Loss before income tax benefit	(5,102)	(10,208)	(14,081)	(55,289)
Income tax benefit	—	(1,021)	—	(5,529)
Net loss	$(5,102)	$(9,187)	$(14,801)	$(49,760)

Basic loss per share:
Net loss	$(0.08)	$(0.16)	$(0.22)	$(0.95)
Weighted average shares — basic	66,869	55,841	64,842	52,144

Diluted loss per share:
Net loss	$(0.08)	$(0.16)	$(0.22)	$(0.95)
Weighted average shares — diluted	66,869	55,841	64,842	52,144

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets (Pledged)
Current Assets:
Cash and cash equivalents	$6,443	$4,131
Investments, available-for-sale	—	3,766
Accounts receivable-net of allowance of $1,428 at June 30, 2002, and December 31, 2001	13,420	12,645
Receivable from affiliate	7,336	12,503
Inventories	20,557	19,764
Prepaid expenses and other	4,200	5,172
Total current assets	51,956	57,981
Property and equipment-net	51,505	41,903
Due from affiliate	2,319	2,319
Intangible assets-net	3,516	3,549
Other assets	13,408	12,032
Total assets	$122,704	$117,784

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,543	$9,191
Accrued compensation and benefits	2,106	2,664
Due to affiliate	5,970	—
Other current liabilities	4,311	4,756
Total current liabilities	16,930	16,611
Subordinated promissory note to affiliate	—	72,208
Senior credit facility with affiliate	10,000	—
Other long-term liabilities	820	613
Total liabilities	27,750	89,432

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 16,944,370 issued and 16,990,841 outstanding at June 30, 2002 and 11,605,440 issued and 11,601,911 outstanding at December 31, 2001	16	11
Class B common stock, $.001 par value, 50,000,000 shares authorized, 50,000,000 issued and outstanding at June 30, 2002 and 46,774,235 issued and outstanding at December 31, 2001	50	47
Additional paid-in capital	220,729	147,607
Deferred compensation	(19,318)	(26,918)
Accumulated other comprehensive income	—	47
Treasury stock, at cost: 3,529 shares at June 30, 2002 and December 31, 2001	(42)	(42)
Accumulated deficit	(106,481)	(92,400)
Total stockholders’ equity	94,954	28,352
Total liabilities and stockholders’ equity	$122,704	$117,784

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(14,081)	$(49,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonmonetary research consideration	(1,558)	(1,253)
Depreciation and amortization	1,908	1,910
Deferred income taxes	—	(5,529)
Deferred compensation charge	7,600	44,040
Change in operating assets and liabilities:
Accounts receivable and receivable from affiliate	4,392	(12,263)
Inventories	(793)	(4,482)
Prepaid expenses and other	124	663
Other assets	(39)	(79)
Accounts payable	(4,648)	6,155
Accrued compensation and benefits	(558)	1,060
Other accrued liabilities	(238)	(1,453)
Due to affiliate	5,970	—
Net cash used in operating activities	(1,921)	(20,991)

Cash Flows from Investing Activities:
Sale (purchase) of available-for-sale investments	3,719	(25,077)
Capital expenditures	(10,063)	(10,119)
Advances to Tech Ion	—	(2,320)
Advances to Hawaii Pride	(345)	(686)
Net cash used in investing activities	(6,689)	(38,202)

Cash Flows from Financing Activities:
Borrowings on senior credit facility with affiliate	10,000	—
Net proceeds from issuance of common stock	—	60,831
Borrowings on subordinated promissory note	792	13,365
Proceeds from exercise of stock options and warrants	130	26
Net cash provided by financing activities	10,922	74,222

Net change in cash and cash equivalents	2,312	15,029
Cash and cash equivalents at beginning of period	4,131	—
Cash and cash equivalents at end of period	$6,443	$15,029

Supplemental Cash Flow Information:
Non-Cash Financing and Investing Activities:
Conversion of subordinated promissory note to common stock	$73,000	$—
Increase (decrease) in fair value of investments, available-for-sale	47	(555)

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

							Accumulated Other
	Shares of				Additional		Comprehensive
	Common Stock		Common Stock		Paid-in	Deferred	Income	Accumulated	Treasury
	Class A	Class B	Class A	Class B	Capital	Compensation	(Loss)	Deficit	Stock	Total

Six Months Ended June 30, 2002:
Balances at December 31, 2001	11,602	46,774	$11	$47	$147,607	$(26,918)	$47	$(92,400)	$(42)	$28,352
Net loss	—	—	—	—	—	—	—	(14,081)	—	(14,081)
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	4,441	3,226	4	3	72,993	—	—	—	—	73,000
Proceeds from issuance of common stock in conjunction with exercise of stock options	781	—	1	—	129	—	—	—	—	130
Amortization of deferred compensation	—	—	—	—	—	7,600	—	—	—	7,600
Unrealized loss on investments	—	—	—	—	—	—	(47)	—	—	(47)
Balances at June 30, 2002	16,824	50,000	$16	$50	$220,729	$(19,318)	$—	$(106,481)	$(42)	$94,954

Six Months Ended June 30, 2001:
Balances at December 31, 2000	233	46,584	$—	$47	$5,687	$(2,584)	$—	$(18,025)	$—	$(14,875)
Net loss	—	—	—	—	—	—	—	(49,760)	—	(49,760)
Issuance of common stock in IPO, net of issuance costs	6,700	—	7	—	59,770	—	—	—	—	59,777
Proceeds from issuance of common stock in conjunction with exercise of stock options	2,236	—	2	—	1,078	—	—	—	—	1,080
Deferred compensation related to the issuance of stock options	—	—	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	44,040	—	—	—	44,040
Unrealized loss on investments	—	—	—	—	—	—	(555)	—	—	(555)
Balances at June 30, 2001	9,169	46,584	$9	$47	$145,139	$(37,148)	$(555)	$(67,785)	$—	$39,707

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

Note (1) Basis of Financial Statement Preparation

The accompanying consolidated financial information of SureBeam Corporation (“SureBeam” or the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The information as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001 is unaudited. The accompanying consolidated financial information includes all normal recurring adjustments, which are considered necessary by the Company’s management for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year.

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

On October 16, 2001, The Titan Corporation, or Titan, adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of the Company’s common stock to the shareholders of Titan. Titan previously announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of SureBeam’s common stock for every share of Titan common stock held. Previously, Titan held over eighty percent of the Company’s common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE. Prior to the distribution of shares of SureBeam’s common stock, Titan converted all of its shares of SureBeam’s Class B common stock, into shares of SureBeam’s Class A common stock. Shareholders of Titan receiving shares of SureBeam’s shares in Titan's distribution received only shares of Class A common stock.  The Class B common stock has now been retired and cannot be reissued. The Company has negotiated other agreements with Titan in connection with the Company’s spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if SureBeam sells the Company’s equity or equity linked securities in a manner that causes a change in the Company’s ownership of 50% or more in voting power or value as part of Titan’s spin-off plan.

Also on October 16, 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company’s intellectual property for all applications and fields other than the food (excluding water), animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior credit facility, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of the Company’s Class B common stock and Class A common stock, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. With respect to the exchange of the Company’s $75.0 million non-convertible debt for common stock, the Company followed guidance in APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” and determined that the use of the fair value of the license on the date of the exchange was appropriate. The Company recognized $1.0 million and $2.0 million of the cash payments related to the license agreement as other income in the three and six months ended June 30, 2002, respectively.  The Company will recognize $1.0 million as other income each quarter through September 30, 2003.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six months ended June 30, 2002, consistent with its business plan, the Company has incurred substantial losses from operations. Management believes it will continue to incur losses through at least 2003, as the Company will continue to make significant investments in infrastructure, sales and marketing and it is not anticipated that the Company’s revenues will sufficiently offset these investments until at least 2003. Additionally, the Company’s construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 12 to 18 months. The Company’s arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion and other factors where no material uncertainties exist. Also in connection with the Company’s agreements with its customers, it has advanced funds aggregating $5.4 million to Hawaii Pride LLC, or Hawaii Pride. Management does not expect significant repayments of the advances to Hawaii Pride until at least late 2003. The Company has also entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which the Company has and will continue to expend significant funds for construction of the facilities and food irradiation systems. The Company also expects to expend costs to complete and deliver the system for Texas A&M University, or Texas A&M. In addition, the Company expects to expend costs to construct and install two in-line systems for Cargill Incorporated’s Excel subsidiary that the Company will own and operate.

In addition to management’s current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include raising additional funds from the capital markets and drawing down the Company’s $50.0 million senior secured credit facility with Titan. As of the date of the filing of this report, the Company has obtained $15.0 million under its senior secured credit facility with Titan. If the funds available under the Company’s credit facility and from the capital markets are not sufficient for the Company or if it is unable to generate sufficient cash flow from operations, management may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing expenditures, which actions may have a material adverse impact on the Company’s ability to meet its business objectives.

A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for the Company’s strategic alliances in advance of payment.

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

Also in connection with the completion of the Company’s initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, stock-based compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time. Included in selling, general and administrative expense for the three and six months ended June 30, 2002, is $3.6 million and $7.6 million, respectively, of compensation expense associated with these options.

The remaining stock-based compensation balance related to these options will be recognized as compensation expense over the remaining three-year vesting period of the options. Included in selling, general and administrative expense for the three and six months ended June 30, 2002 and 2001, is $202,000 and $404,000, respectively, of compensation expense related to options granted prior to completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Note (3) Other Financial Information

During the quarter ended June 30, 2002, the Company had no elements of comprehensive income. The Company had comprehensive income resulting from unrealized losses on investments in available-for-sale securities of $555,000, which are reflected in the statement of stockholders’ equity for the six months ended June 30, 2001.

The following data summarize information relating to the per share computation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net loss	$(5,102)	$(9,187)	$(14,081)	$(49,760)

Weighted average shares outstanding
Basic	66,869	55,841	64,842	52,144
Effective dilutive securities: stock options	—	—	—	—
Dilutive	66,869	55,841	64,842	52,144

Net loss per common share — basic	$(0.08)	$(0.16)	$(0.22)	$(0.95)

Net loss per common share — dilutive	$(0.08)	$(0.16)	$(0.22)	$(0.95)

In the three and six months ended June 30, 2002, respectively, the weighted average number of options to purchase approximately 4,469,000 and 4,844,000 shares of common stock at prices ranging from $.14 to $16.06 and $.14 to $16.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations. Similarly, the weighted average number of options and warrants to purchase approximately 6,906,000 and 7,347,000 shares of common stock at prices ranging from $.14 to $16.09 per share were not included in the computation of diluted EPS for the three and six month periods ended June 30, 2001, respectively.

Following are details concerning certain balance sheet data as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(Unaudited)

Investments, available-for-sale (in thousands):	$—	$3,766

The Company invests its excess cash primarily in mortgage-backed securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash and cash equivalents of $6.4 million and $4.1 million at June 30, 2002 and December 31, 2001, respectively, are primarily invested in commercial paper and money market funds.

The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders’ equity. Realized losses for the three and six months ended June 30, 2002, were $18,000 and $47,000, respectively. There were no realized gains or losses recorded in the three and six months ended June 30, 2001.

	June 30, 2002	December 31, 2001
	(Unaudited)

Accounts receivable (in thousands):
Billed	$7,431	$12,556
Unbilled	14,753	14,020
Less allowance for doubtful accounts	(1,428)	(1,428)
	$20,756	$25,148

Included in billed receivables is $7.3 million and $12.5 million of receivable from affiliate at June 30, 2002 and December 31, 2001, respectively.  Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	June 30, 2002	December 31, 2001
	(Unaudited)

Inventories (in thousands):
Materials	$14,734	$15,510
Work-in-process	5,823	4,254
	$20,557	$19,764

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

	June 30, 2002	December 31, 2001
	(Unaudited)

Property and equipment (in thousands):
Machinery and equipment	$18,783	$9,937
Furniture, fixtures and leasehold improvements	8,921	1,252
Construction in progress	27,735	33,390
	55,439	44,579
Less accumulated depreciation and amortization	(3,934)	(2,676)
Property and equipment, net	$51,505	$41,903

Construction in progress primarily represents costs incurred for the construction of two food irradiation service center facilities. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	June 30, 2002	December 31, 2001
	(Unaudited)

Other assets (in thousands):
Texas A&M	$8,418	$7,210
Advances to Hawaii Pride — net	3,844	3,674
Prepaid rent	823	796
Loan receivable from officer	188	225
Other	135	127
	$13,408	$12,032

The long-term asset arising from the transaction with Texas A&M represents the long-term portion of the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received.  See Note (5).

The Company has advanced $5.4 million to Hawaii Pride, which is included in the accompanying balance sheet as other assets, net of impairment charges of $1.6 million. The impairment charges reflect the Company’s estimate of any erosion of the collateral basis in Hawaii Pride. The monies advanced in 1999 and 2000 were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs. Monies advanced to Hawaii Pride during 2002 and 2001 have been used primarily for working capital purposes. The Company advanced Hawaii Pride $345,000 during the six months ended June 30, 2002. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003.

	June 30, 2002	December 31, 2001
	(Unaudited)

Other current liabilities (in thousands):
Deferred revenue	$3,000	$3,000
Other	1,311	1,756
	$4,311	$4,756

Note (4) Recent Accounting Pronouncements

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

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged.  The Company is unable to determine impact on its financial position or results of operations from the adoption of this statement.

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

Under the percentage-of-completion method, the Company recorded revenues of $702,000 and $1.9 million for the three and six months ended June 30, 2002, respectively, and recorded $701,000 and $1.3 million for the three and six months ended June 30, 2001, respectively. The receivable arising from the total cumulative revenues of $9.9 million, net of $300,000 of amortization, has been recorded as a short-term and long-term asset at June 30, 2002. As of June 30, 2002, the Company had deferred profits amounting to $482,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The long-term asset arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, the Company agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount will be amortized against the long-term asset arising from the cumulative revenues recorded under this agreement over a period of approximately ten months. During the three and six months ended June 30, 2002, the Company has recorded $60,000 and $150,000, respectively, of amortization expense related to the research and development services it has received to date. The deferred profit of $482,000 as of June 30, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of June 30, 2002, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

With respect to the impact of the transaction with Texas A&M on the Company’s liquidity, the Company has expended funds of approximately $9.5 million related to the construction of the system through June 30, 2002. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. The Company estimates that there will be minimal additional costs to be incurred to complete and deliver the system, which the Company expects to occur in the third quarter of 2002.

In June 2001, the Company received a purchase order with an aggregate value of $50.0 million from RESAL Saudi Corporation, or RESAL, for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $300,000 and $1.4 million in sales revenue for the three and six months ended June 30, 2002, respectively.  The Company received a payment of $1.5 million in the second quarter of 2002 based on milestone payments and expects to continue to receive milestone payments as they become due and payable until the contract is complete.

In April 2002, the Company formed a joint venture under the name SureBeam ME with RESAL.  As of June 30, 2002, SureBeam owns a 19.9% interest in SureBeam ME and RESAL owns the remaining 80.1%.  The Company will account for its ownership interest in SureBeam ME using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”  In accordance with the joint venture agreement, RESAL’s purchase order dated June 2001 may be assigned to the SureBeam ME at such time as the joint venture receives sufficient funds from third party investors.  As a result of the Company’s equity interest in SureBeam ME, the Company has eliminated 19.9% of the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order.  The Company estimates that the total profit under the original contract that will be eliminated as a result of SureBeam’s equity interest in SureBeam ME will be approximately $2.0 million to $3.0 million.  The joint venture will govern the strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

In October 2001, the Company contracted to manufacture eight SureBeam systems for an aggregate of $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service. During the three months ended June 30, 2002, the Company’s purchase order from Titan related to the United States Postal Service was closed out at $19.5 million. Under this agreement, Titan had arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. The Company worked with Titan and Titan’s business units, in providing the systems to the United States Postal Service. The Company was the principal subcontractor to build systems for Titan under Titan’s prime contract. For the three and six months ended June 30, 2002, the Company recognized $4.7 million and $6.9 million, respectively, as revenues from affiliate under this contract. In accordance with the milestone payments of the contract, the Company received $19.5 million in cash from Titan during the six months ended June 30, 2002.

In June 2002, the Company received an order from Son Son Company, a private food processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp and disinfesting and prolonging shelf life of local fruits. The Company commenced construction on the system and has recognized, under the percentage-of-completion method of accounting, $1.6 million in revenue which has been recorded on this contract through June 30, 2002, all of which was recognized during the three months ended June 30, 2002. The Company expects to receive milestone payments as they become due and payable until the contract is complete.

Note (6) Subordinated Promissory Note

In August 2000, in connection with the contribution by Titan to SureBeam of its electronic food irradiation business, the Company assumed the cumulative advances of $39.0 million and due to additional advances the balance was $72.2 million as of December 31, 2001. These advances were evidenced by a subordinated promissory note payable to Titan. On February 13, 2002, the Company exchanged the outstanding balance, including principal and accrued interest, of $73.0 million, under its subordinated promissory note payable to Titan for 3,225,765 and 4,441,496 shares of Class B and Class A common stock, respectively, of the Company.

Note (7) Senior Secured Credit Facility with Affiliate

Titan has extended a $50.0 million senior secured credit facility to SureBeam that allows SureBeam to borrow up to $12.5 million in the second quarter of 2002, up to $17.0 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its annual operating plan. If EBITDA is less than 25% of target EBITDA, then the amount available is $5.0 million, provided that no amounts are available unless we covenant during the current quarter to limit our total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased on a pro rata basis. To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarter. As of June 30, 2002, SureBeam had borrowed $10.0 million on this facility and had $2.5 million in unutilized amounts. SureBeam borrowed an additional $5.0 million on July 26, 2002 bringing the total borrowings on this senior secured credit facility to $15.0 million as to the date of this report. If SureBeam is unable to receive funds as anticipated under this credit facility or if its capital requirements vary from its current plans, it may require additional financing sooner than it anticipates. In such circumstance no assurance can be made that the Company would be able to obtain additional financing on terms reasonable to the Company, or at all, which could have a material adverse effect on its results of operations and financial condition.

Under the new senior secured credit facility the Company is obligated to make quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005. In addition, with some exceptions, the Company is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility. Interest is payable monthly beginning in January 2003. The credit agreement contains affirmative and negative covenants, including covenants limiting the Company’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring the Company to maintain specific financial ratios. The credit agreement is secured by a first priority lien on all of the Company’s assets.

Note (8) Acquisitions

In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with the Company for eleven electronic food irradiation systems for $55 million, of which $22.4 million was recognized as revenue through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, the Company’s exclusive partner in Brazil, and Titan SureBeam Brazil Ltd., the Company’s wholly owned subsidiary, will provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, the Company entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil bringing the Company’s total equity ownership to 80% in SureBeam Brasil. In connection with the additional equity interest, the Company paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the transfer of title of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan the Company had previously made to Tech Ion for building improvements and equipment. The Company has recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeds the fair market value of the assets purchased. The intangible asset will be amortized over five years. Prior to the acquisition, the Company was building eleven linear accelerators for Tech Ion for $55.0 million. This contract began in May 2000, and was at various stages of completion at the date the Company began to negotiate to acquire the above assets. Through the date the Company began negotiations, the Company recognized $6.8 million in fiscal year 2001 and $22.4 million in total related to this contract.  On April 1, 2002, the Company exchanged the remaining $1.5 million owed by Tech Ion in consideration for its remaining 20% interest in SureBeam Brasil.  The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001.  Due to the exchange the Company has recorded and additional $700,000 as an intangible asset which will be amortized over the remaining 54 month life of the existing intangible asset.  The remaining $800,000 was recorded as part of the service center building cost.

Note (9) Commitments and Contingencies

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

Note (10) Related Party Transactions

In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provide, among other things, continuation of services which have historically been provided by Titan to SureBeam while the Company built its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam.  All service agreements with Titan terminated effective as of the spin-off distribution of SureBeam on August 5, 2002, and the Company will no longer receive services from Titan.  During the three and six months ended June 30, 2002, the Company recorded an allocation for general and administrative expense of $6,000 and $1.1 million, respectively.

Titan has subcontracted the Company to design and construct SureBeam systems for Titan’s various contracts with third parties. These systems are designed for applications other than the food, animal hide and flower markets. Revenues derived from sales to Titan are recognized under cost plus 20% or fixed price contracts and were $7.9 million and $12.4 million for the three and six months ended June 30, 2002, respectively. Of the revenue from affiliate, $4.7 million and $6.9 million for the three and six months ended June 30, 2002, respectively, related to the subcontract the Company has with Titan on the United States Postal Service contract, and the remaining $3.2 million and $5.5 million for the three and six months ended June 30, 2002, respectively, was recorded in relation to Titan’s medical sterilization business and government linear accelerator business.

Note (11) Subsequent Events

Effective August 5, 2002, Titan distributed all of its shares of the common stock of SureBeam to the shareholders of Titan. Titan announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of SureBeam common stock for every share of Titan common stock held.

Previously, Titan held over eighty percent of the common stock of SureBeam and held a higher percentage of the voting power of SureBeam due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to SureBeam’s Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE.

Prior to the distribution of shares of SureBeam common stock, Titan converted all of its shares of Class B common stock of SureBeam into shares of Class A common stock of SureBeam. Shareholders of Titan receiving shares of SureBeam in its distribution received only shares of Class A common stock. Under the terms of the Class B common stock, it has now been retired and cannot be reissued.

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

When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to in this report as well as in the Company’s public filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, regarding the risk of gaining consumer acceptance, risks relating to the Company’s history of losses and liquidity and risks of international operations.

Overview

We are a leading provider of electronic irradiation systems and services for the food industry. We were formed in August 2000 in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its government linear electron beam accelerator business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan. Our spin-off from Titan was completed on August 5, 2002 when Titan distributed all of its shares of the common stock of SureBeam to the shareholders of Titan..

Results of Operations

Revenues

    Our total revenues increased from $9.6 million in the three months and $15.1 million in the six months ended June 30, 2001, to $10.8 million in the three months and $17.8 million in the six months ended June 30, 2002. For the three months ended June 30, 2002 and 2001, we had electronic food irradiation system sales and food processing revenue from third parties of $2.8 million or 26% of total revenues and $8.6 million or 90% of total revenues, respectively. For the six months ended June 30, 2002 and 2001 we had electronic food irradiation system sales and food processing revenue from third parties of $5.4 million or 30% of total revenues and $14.1 million or 93% of total revenues, respectively. For the three months ended June 30, 2002, 90%, or $2.6 million, of the $2.8 million of revenue from electronic food irradiation system sales and food processing services, was derived from sales of electronic food irradiation systems to three customers and 10%, or $284,000, was derived from food processing services. For the three months ended June 30, 2001, 96%, or $8.3 million, of the $8.6 million of revenue from electronic food irradiation system sales and food processing services, was derived from sales of electronic food irradiation systems to three customers and 4%, or $303,000, was derived from food processing services. For the six months ended June 30, 2002, 90%, or $4.8 million, of the $5.4 million of revenue from electronic food irradiation system sales and food processing services, was derived from sales of electronic food irradiation systems to three customers and 10%, or $547,000, was derived from food processing services. For the six months ended June 30, 2001, 96%, or $13.6 million, of the $14.1 million of revenue from electronic food irradiation system sales and food processing services, was derived from sales of electronic food irradiation systems to three customers and 4%, or $522,000, was derived from food processing services.

The 2002 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Texas A&M University, or Texas A&M, (see discussion below), Son Son Company, a private food processing corporation headquartered in Vietnam and RESAL Saudi Corporation, or RESAL, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia. The 2001 revenues were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Texas A&M, Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company, and RESAL. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs.

Our revenues from affiliate increased from $1.0 million in the three and six months ended June 30, 2001 to $7.9 million in the three months and $12.4 million in the six months ended June 30, 2002. For the three and six months ended June 30, 2002, $4.7 million or 59% and $6.9 million or 56%, respectively, of revenues from affiliate, were from sales of our electronic irradiation systems using the percentage of completion method of accounting, in support of Titan’s United States Postal Service contract for which we were the main subcontractor.  The remaining $3.2 million and $5.5 of revenues from affiliate for the three and six months ended June 30, 2002, respectively, are for the sale of equipment and services related to Titan Scan Technologies’ medical sterilization business and Titan's government linear accelerator business.

In connection with our agreement with Texas A&M, we agreed to provide three electronic food irradiation systems (collectively, “the system”) pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides us access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for our customers. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. Since we retain the right to use the system through the end of the term of the arrangement, we have accounted for this transaction as a sale-leaseback.

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

Under the percentage-of-completion method, we recorded revenues of $702,000 and $1.9 million for the three and six month periods ended June 30, 2002, respectively, and recorded $701,000 and $1.3 million for the three and six month periods ended June 30, 2001, respectively. The receivable arising from the total cumulative revenues of $9.9 million, net of $300,000 of amortization, has been recorded as a short-term and long-term asset at June 30, 2002, and no profit has been recognized. As of June 30, 2002, we had deferred profits amounting to $482,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M. In August 2001, we agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount will be amortized over a period of approximately ten months from the long-term asset arising from the cumulative revenues recorded under this agreement. For the three and six months ended June 30, 2002, we have recorded $60,000 and $150,000, respectively, of amortization expense related to the research and development services we have received to date. The deferred profit of $482,000 as of June 30, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of June 30, 2002, none of the deferred profit had been amortized to income since final delivery of the system had not yet taken place.

With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $9.5 million related to the construction of the system through June 30, 2002, which includes

$664,000 and $1.9 million expended during the three and six months ended June 30, 2002, respectively. These costs have been incurred primarily in relation to the design of the system, construction of and modification to the physical structure which will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems.  The contract is essentially complete and we expect minimal cost to be incurred during the remainder of the year.

Our cost of revenues consists primarily of the components and materials associated with the linear accelerator, material handling system and controls and direct labor to assemble, install and integrate the medical equipment sterilization and electronic food irradiation systems, as well as overhead such as travel, indirect labor and fringe benefits related to the production of the systems and the manufacturing of linear electron beam accelerators. Also included in cost of revenues are all direct and indirect costs associated with providing medical equipment sterilization and electronic food irradiation services. These costs are comprised of direct and indirect labor, depreciation, rent, dosimetry supplies, maintenance and utilities as well as other related costs to operate a service center.  Dosimetry supplies are consumables used during facility operations to monitor performance and to ensure the integrity of the dose of the irradiation delivered to the product for quality assurance purposes and to satisfy federal requirements.

Our gross margins were 35% for the three months ended June 30, 2002 and 2001 and decreased from 39% to 28% for the six months ended June 30, 2001 and 2002, respectively. The decrease is due to a low gross margin on food processing due to under utilization of the service centers and higher percentage of third party revenue related to the Texas A&M contract, which has a zero gross margin.   We anticipate that our gross margins will increase as the Texas A&M contract is essentially complete and the production volume at the service centers increases.

Selling, General and Administrative

Our selling, general and administrative expense decreased from $12.0 million in the three months and $57.7 million in the six months ended June 30, 2001, to $9.7 million in the three months and $19.6 million in the six months ended June 30, 2002. The decrease of $2.3 million for the three months ended June 30, 2002 compared to the same period last year is attributed to a decrease of $1.3 million in stock-based compensation, $744,000 in sales and marketing spending and $460,000 of amortization related to intangible assets acquired from Applied Power Associates, Inc., or APA, in May 2002, which are fully amortized. The decrease of $38.1 million for the six months ended June 30, 2002 compared to the same period last year is attributed to a decrease of $36.4 million in stock-based compensation, $945,000 in sales and marketing spending and $460,000 of amortization related to the APA intangible assets. See the discussion of stock-based compensation below. We expect that selling, general and administrative expense will increase in the next quarter as a result of our spin-off which resulted in accelerated vesting of options held by Titan employees and directors. In addition, we believe general and administrative expenses will increase due to higher sales and marketing expense associated with new customer product rollouts into new regions.

Stock-based Compensation

In connection with the completion of our initial public offering in March 2001, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, stock-based compensation of $78.6 million was recorded, representing the extent to which the $10 per share offering price exceeded the exercise price of the options. We recognized $4.9 million and $43.6 million as compensation expense included in selling, general and administrative expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001, respectively.  Since a substantial portion of these options were vested at the time of completion of the offering, we recognized $38.7 million as compensation expense at that time. For the three and six months ended June 30, 2002, $3.6 million and $7.2 million was recognized as compensation expense and included in selling, general and administrative expense, respectively. In conjunction with the completion of our spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested and as a result we expect the deferred compensation charges for this plan to be approximately $6.0 million for the three months ended September 30, 2002 and reducing in the subsequent quarters until the remaining options held by our employees are fully vested. The remaining stock-based compensation balance of the remaining participants related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional stock-based compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Stock-based compensation expense related to these options was $202,000 for the three months and $404,000 for the six months ended June 30, 2001 and 2002, respectively.

Research and Development

Our research and development expense decreased from $776,000 in the three months and $1.1 million in the six months ended June 30, 2001, to $181,000 in the three months and $496,000 in the six months ended June 30, 2002. The decrease of our research and development expense in the current year is due to our extensive ongoing research and development work performed for an affiliate the costs of which we bill to the affiliate based on the work performed. As these efforts for the affiliate decrease and our internal efforts increase we expect the research and development expense to increase in the future. Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. In addition, we often benefit from the research and development efforts of our component suppliers.

Interest Income

Our interest income decreased from $636,000 in the three months and $729,000 in the six months ended June 30, 2001 to $102,000 in the three months and $127,000 in the six months ended June 30, 2002.  The decrease is due to the reduced cash and marketable securities on hand for the three and six months ended June 30, 2002.  Due to our initial public offering in March 2001, our cash and marketable securities balances were $39.6 million at June 30, 2001 as compared to $6.4 million at June 30, 2002.  See Note (2) in Notes to Consolidated Financial Statements.

Interest Expense

Our interest expense decreased from $1.4 million in the three months and $3.2 million in the six months ended June 30, 2001 to $65,000 in the three months and $951,000 in the six months ended June 30, 2002. The decrease is due to the exchange of $73.0 million of our subordinated promissory note payable to Titan for our common stock. See Note (6) in Notes to Consolidated Financial Statements.  This exchange of debt resulted in a decrease in our interest expense. However, as we require additional financing, either drawing down on the senior secured credit facility with Titan or obtaining other financing, we will likely incur increased interest expense in the future.

Other Income (Expense), Net

During the three and six months ended June 30, 2002, we recorded $939,000 and $1.9 million, respectively, of other income, net. For the three and six months ended June 30, 2002 we recorded $1.0 million and $2.0 million, respectively, of license fee income from Titan that was reduced by realized losses from the sale of available-for-sale marketable securities and other miscellaneous expenses. During the fourth quarter of 2001, Titan agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food, animal hide and flower markets for $8.0 million. As part of this agreement, we will be recording $1.0 million of license fee income in each quarter for eight quarters, which began in the fourth quarter of 2001.  There was no other income, net for the three and six months ended June 30, 2001.

Income Taxes

Income taxes reflect an effective rate of 0% for the three and six months ended June 30, 2002, compared to 10% for the three months and six months ended June 30, 2001. Pursuant to our tax sharing agreement with Titan, Titan will compensate us for any tax benefit received by Titan from the use of our losses in Titan’s consolidated return. The amount is payable on the earlier of when we could have used the loss ourselves or when the losses expire (20 years). We had an operating loss for the first six months of 2002 and 2001 and expect to continue to incur losses for the remainder of 2002. Our tax benefit is dependent upon the usage of our losses by Titan.  Titan is not expected to fully utilize the SureBeam 2001 and 2002 tax losses.  Accordingly, the amount expected to be received from Titan under the tax sharing agreement related to losses incurred for the six months ended June 30, 2001 is $2,319,000 and is reflected as due from affiliate in the accompanying balance sheet.  In conjunction with the spin-off, we have been subsequently deconsolidated from Titan and Titan will no longer have the right to use our losses.  Accordingly, we have not recorded any benefit for income taxes for the three and six months ended June 30, 2002.

Net Income (Loss)

Our net loss decreased from $9.2 million in the three months and $49.8 million in the six months ended June 30, 2001 to $5.1 million in the three months and $14.8 million in the six months ended June 30, 2002. The decrease primarily related to a reduction of stock-based compensation amortization expense of approximately $1.3 million and $43.9 million for the three and six months ended June 30, 2002, respectively.

Liquidity and Capital Resources

We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity and to fund our working capital requirements. We also are spending significant funds to construct new company-owned service centers and systems. At June 30, 2002, we had available cash, cash equivalents and investments available-for-sale of $6.4 million. Our future cash obligations consist primarily of current liabilities and our fixed lease costs associated with the operation of our service centers. As of June 30, 2002, we expect to pay approximately $2.8 million in lease expenses during the next 12 months.

Since our initial public offering on March 16, 2001, our cash requirements have been met primarily through proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering, advances under the $75.0 million credit facility and the $50.0 million senior secured credit facility with Titan discussed below, payments from Titan for work performed on medical sterilization, $19.5 million associated with mail sanitation system sales and payments totaling $6.0 million from Titan associated with the perpetual license related to non-food items. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by a subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum amount of $75.0 million, including accrued interest, and we borrowed $75.0 million. The promissory note was due in August 2005 and bore interest at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate under its senior credit facility. On December 31, 2001, $2.0 million of the subordinated note payable to Titan was exchanged by Titan for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of the subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock.

Titan has extended a $50.0 million senior secured credit facility to us that allows us to borrow up to $12.5 million in the second quarter of 2002, up to $17.0 million in the third quarter of 2002 and up to $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan. If EBITDA is less than 25% of target EBITDA, then the amount available is $5.0 million, provided that no amounts are available unless we covenant during the current quarter to limit our total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased on a pro rata basis. To the extent we do not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters. As of June 30, 2002, we had borrowed $10.0 million on this facility and had $2.5 million in unutilized amounts. We borrowed an additional $5.0 million on July 26, 2002, bringing our total borrowings on this senior secured credit facility to $15.0 million. If we are unable to receive funds as anticipated under this credit facility or if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

Under the senior secured credit facility we are obligated to make quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005. In addition, with some exceptions, we are obligated to use net proceeds from the sale of assets and securities to repay amounts advanced under this facility. Interest is payable monthly beginning in January 2003. The credit agreement contains affirmative and negative covenants, including covenants limiting our incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring us to maintain specific financial ratios. The credit agreement is secured by a first priority lien on all of our assets.

In addition, Titan has guaranteed some of our lease obligations, and we are obligated to reimburse Titan for any payments they make under these guaranties.  Any guarantee payments Titan makes reduces amounts available for future borrowing under the credit agreement.  We will pay Titan a monthly fee of 10% of the guaranteed monthly payments.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then we will enter into a reimbursement agreement with Titan covering the outstanding guarantees.

Our operating activities used cash of $1.9 million for the six months ended June 30, 2002, primarily due to a decrease in accounts receivable and receivable from affiliate of $4.4 million, amortization and depreciation expense of $9.5 million, which was offset by an increase in inventories of $793,000, $6.0 million in payable to affiliate as well as a decrease of $5.2 million related to accounts payable and accrued compensation. The decrease in accounts receivable principally relates to collection of $19.5 million from Titan related to the United States Postal Service and the collection of $1.5 million from the RESAL contract during the six months ended June 30, 2002. The $21.0 million, collected during the six months ended June 30, 2002, was received in accordance with the milestone payments of the contracts.

Our investing activities used cash of $6.7 million for the six months ended June 30, 2002, primarily due to the sale of available-for-sale investments of $3.7 million, offset by capital expenditures of $10.1 million primarily related to our service centers under construction. Also included in cash used for investing activities for the six months ended June 30, 2002 were advances to Hawaii Pride aggregating $345,000 for working capital requirements.

In June 2001, we received an order in the aggregate amount of $50.0 million from RESAL for ten electronic food irradiation systems to operate in four service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. We commenced construction on six of these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $13.5 million in revenue which has been recorded on this contract through June 30, 2002, of which $1.4 million was recognized during the six months ended June 30, 2002. Three electronic food irradiation systems are scheduled to be shipped in 2002, with the remainder to be shipped in 2003.  We received a payment of $1.5 million in the second quarter of 2002 based on milestone payments and expect to continue to receive milestone payments as they become due and payable until the contract is complete.

In April 2002, we formed a joint venture under the name SureBeam ME with RESAL.  SureBeam ME will provide, among other things, food irradiation services through planned service centers in the Saudi Arabia region.  As of June 30, 2002, we own a 19.9% interest in SureBeam ME and RESAL owns the remaining 80.1%.  We will account for our ownership interest in SureBeam ME using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”  In accordnace with the joint venture agreement, RESAL’s purchase order dated June 2001 may be assigned to the SureBeam ME at such time as the joint venture receives sufficient funds from the third party investors.  As a result of our equity interest in SureBeam ME, we have eliminated 19.9% of the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order.  We estimate that the total profit under the original contract will be eliminated as a result of our equity interest in SureBeam ME will be approximately $2.0 million to $3.0 million.  Pursuant to the joint venture agreement, for five years following the date of SureBeam ME’s commercial registration, SureBeam ME has an exclusive right of first negotiation to negotiate and enter into agreements to provide irradiation services for the treatment of food products, animal hides and flowers in Egypt, Lebanon, Syria, Iraq, Iran, Libya, Tunesia and Algeria.  The joint venture will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

In October 2001, we contracted to manufacture eight SureBeam systems for $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service. During the three months ended June 30, 2002, our purchase order from Titan related to the United States Postal Service was closed out at $19.5 million dollars.  Under this agreement, Titan arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. We worked with Titan and Titan’s business units in providing the systems to the United States Postal Service. We were a principal subcontractor to Titan under its prime contract. In accordance with the milestone payments of the contract, we received $19.5 million in cash from Titan during the six months ended June 30, 2002.

In June 2002, we received an order in the aggregate amount of approximately $5.3 million from Son Son Company, a private food-processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp and disinfesting and prolonging shelf life of local fruits. We commenced construction on the system and have recognized, under the percentage-of-completion method of accounting, $1.6 million in revenue which has been recorded on this contract through June 30, 2002, all of which was recognized during the three months ended June 30, 2002. We expect to receive milestone payments as they become due and payable until the contract is complete.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2002, we have incurred substantial losses from operations and investments in infrastructure. Management believes that as we continue to make significant investments in infrastructure, sales and marketing, it is not anticipated that our revenues will sufficiently offset these investments until at least 2003. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, and other factors, where no material uncertainties exist. As a result, our unbilled receivables from our customers have increased $733,000 during the six months ended June 30, 2002. Also in connection with our agreements with our customers, we have advanced funds aggregating $5.4 million to Hawaii Pride, which was used primarily for land acquisition and for working capital purposes. We do not expect significant repayments of the advances from Hawaii Pride until at least late 2003. We also have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We also expect to expend a minimal amount to complete and deliver the system for Texas A&M. In addition, in 2002, we expect to begin to expend costs to construct and install two in-line systems for Cargill Incorporated’s Excel subsidiary that we will own and operate. The plans for these two systems have not been finalized. We expect to expend approximately $8.0 million on these two systems once the plans are finalized with installation and cash expenditures occurring over a 12-month period.

In addition to our current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. These plans include raising additional funds from the capital markets and drawing down on our $50.0 million senior secured credit facility with Titan. As of the date of the filing of this report, we have obtained $15.0 million under the senior secured credit facility with Titan. If the funds available under the credit facility and from the capital markets are not sufficient for us or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing expenditures, which actions may have a material adverse impact on our ability to meet our business objectives.

On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of our common stock to its shareholders.  Titan announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of our common stock for every share of Titan common stock held. Previously, Titan held over eighty percent of the our common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE. Prior to the distribution of shares of our common stock,

Titan converted all of its shares of our Class B common stock, into shares of our Class A common stock. Shareholders of Titan receiving SureBeam shares in its distribution received only shares of Class A common stock. Under the terms of the Class B common stock, it has now been retired and cannot be reissued. As of August 9, 2002, there were 67,297,362 shares of common stock issued and outstanding, all of which are Class A common stock. We have negotiated other agreements with Titan in connection with our spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of 50% or more in voting power or value as part of Titan’s spin-off plan. This risk could limit our ability to access public equity markets. In addition, the recent downturn in the capital markets may limit our ability to raise capital through public equity or debt offerings. If funds from our senior secured credit facility or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives. In order to borrow funds under our senior secured credit facility, we must be in compliance with our operating expense and capital expenditure covenants and we may have to curtail these activities to be in compliance with these covenants.

At June 30, 2002, we had $6.4 million of cash, cash equivalents and investments available-for-sale. We believe that this balance along with the remaining availability on the $50.0 million senior secured credit facility from Titan will be sufficient to meet our cash needs through 2003. However, a variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment. Additionally, if we are unable to receive funds under the credit facility with Titan or if our requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We currently are exposed to market risks related to changes in interest rates. We invest some of our cash in short-term, interest-bearing, investment grade securities. The value of these securities is subject to interest rate risk and could fall in value if interest rates rise. Titan has extended us a $50.0 million senior secured credit facility, which bears interest equal to Titan’s effective weighted average debt rate plus 300 basis points. As of August 14, 2002, we have drawn $15.0 million against this credit facility. See Note (7) in Notes to Consolidated Financial Statements. At June 30, 2002, the effective interest rate on this credit facility was 8.5%. We anticipate our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

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

In the past, Titan financed a significant portion of our working capital and other capital requirements and Titan has extended to us a new $50.0 million senior secured credit facility secured by substantially all of our assets. This facility is subject to limits in the amounts that can be drawn each quarter, and subject to certain financial covenants and affirmative and negative covenants. As of August 14, 2002, we have obtained $15.0 million under this senior secured credit facility. We cannot give assurance that the $50.0 million senior secured credit facility will be adequate for our liquidity needs or that we will be able to obtain any additional credit on as favorable terms or at all.  We believe our current liquidity, including the senior secured credit facility with Titan, will allow us to continue our operations through 2003; however, if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We expect we will need to obtain additional debt or equity financing in order to execute our business strategy.  Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings would most likely involve restrictive covenants.  Additional financing from Titan or from third parties may be unavailable to us when needed. If we are unable to obtain future equity financing or debt financing or obtain additional funding from Titan or other financing sources on terms acceptable to us or at all or if we are unable to generate sufficient cash flow from operations, we believe we would have sufficient funds to continue our operations through 2003, but we would have to significantly reduce our current business plan and delay, curtail or eliminate some of our operations or capital expenditures in 2004 and beyond, which could have a material adverse effect on our results of operations and financial condition.

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

We are dependent on the successful commercialization of our SureBeam system. The market for electronically irradiated food is at an early stage of development and has developed slower than we had originally expected. As of June 30, 2002, ten food processors were selling food electronically irradiated by us and the volume of food being processed is still a very small percentage of the market of ground beef. To date, no market has developed for chicken.  The FDA still has not approved the irradiation of processed food, which represents a substantial potential market. We processed 11.1 million pounds of food products in 2001, up from 5.9 million pounds processed in 2000. Through June 30, 2002, we have processed 6.9 million pounds of food products.  Other food processors are testing our technology and it is uncertain whether or when they will begin commercial production, which in some cases depends on obtaining regulatory approval. We also do not know whether or when more fast food or other national chain restaurants or food retailers will decide to offer irradiated meat and create demand for our electronic irradiation systems. We expect that some food processors will not irradiate food unless industry leaders first commit to distribute irradiated food.

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

Irradiation of food by any technology, whether using an electron beam or radioactive isotopes, is opposed by several organized and vocal consumer groups who claim that irradiated food products are unsafe for consumption or pose a danger to the environment. These groups attempt to influence public policy and promote consumer opposition to irradiated food through activities such as picketing stores that offer irradiated food and by lobbying politicians. Because irradiation of foods by electron beam technology is a new process, consumers need to be informed about the benefits and safety of food irradiation. Since irradiation of food by any method, whether using electron beam or radioactive isotopes, must be disclosed under the same label “Treated with Radiation” or “Treated by Irradiation,” consumers may fear that our process makes food unsafe for consumption, has unknown future health effects or poses a danger to the environment. We risk not being able to overcome these fears through our educational efforts or to distinguish our process from gamma irradiation. If the public or our potential customers perceive our systems and services as unsafe or undesirable, our systems and services may not gain market acceptance, which would severely limit our ability to market and sell our products. In addition, negative public attitudes may prompt state legislatures to prohibit the sale of irradiated food. Further, consumers may be unwilling to pay for the higher cost of food products processed by our SureBeam system, which could negatively impact the market acceptance of our process.

We have a history of losses and we may not achieve or sustain profitability.

We have incurred operating losses in each quarter since we commenced operations. As of June 30, 2002, we had an accumulated deficit of approximately $106.5 million, and our net loss for the first two quarters of 2002 was $14.8 million. Our net loss for the year ended December 31, 2000 was approximately $1.8 million, and our net loss for the year ended December 31, 2001 was approximately $74.4 million, including approximately $54.3 million of non-cash stock-based compensation expense. At the time of our initial public offering, we recorded deferred compensation of approximately $78.6 million, of which $53.5 million was recognized as an expense during the year ended December 31, 2001. We will recognize this charge in accordance with the vesting provisions of the related options through 2004. This charge will have a significant adverse impact on our earnings from 2002 to 2004. We expect to derive our future revenues from sales of our SureBeam systems and related food processing services. However, these revenues are highly uncertain. We expect to devote substantial resources to continue our sales and marketing activities, including our consumer branding efforts, further develop our administrative infrastructure and expand our research and development activities. As a result, we expect that our operating losses will increase and that we will incur operating losses through at least 2003.

Revenues from system sales may decline in the future if we fail to make new system sales or the timing of expected contract execution is delayed.

Our system sales revenues are dependent on a few large contracts and the recognition of revenues under these long-term contracts is based upon work performed. Consequently, the timing of the execution of these contracts and the timing of work performed under them, which is partially outside of our control, could cause us to generate lower than expected revenues. To date, our revenues have been primarily attributable to the design and construction of systems for a limited number of customers, for which revenues are recognized under the percentage-of-completion method. For example, for the year ended December 31, 1999 revenue from three customers represented approximately 40% of our total revenues, for the year ended December 31, 2000 revenue from three customers represented approximately 79% of our total revenues, and for the year ended December 31, 2001 revenue from three customers represented approximately 89% of our total revenues.  During the first two quarters of 2002, approximately 80% of our revenues were from two customers.  Most of these systems are not yet fully constructed, installed or integrated and we expect to continue to derive system sales revenue as we complete construction, installation and integration of these systems. A reduction or delay of system sales to one or more significant customers could significantly reduce our revenues. Once the food irradiation systems become operational, we will no longer derive revenue from these system sales, but expect to derive income from food processing revenues commensurate with our existing or potential equity ownership in the entities that own and operate the third party service centers. In addition, we expect to derive revenue from processing by company-owned service centers and in-line systems. There are no assurances that we will continue to derive revenues from these customers, that revenues from these customers will continue at current or historical levels, that we will be able to derive revenue from new customers or that we will be able to derive income from significant food processing revenues in the future at anticipated levels.

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

We used net cash from operations of $17.8 million in 2000 and $49.0 million in 2001.  Through June 30, 2002, we used net cash from operations of $1.9 million.  Also, in connection with our agreements with our customers, we have advanced funds aggregating $5.4 million to a strategic alliance entity in Hawaii Pride to be used primarily for land acquisition, building construction, and for working capital purposes. We do not expect significant repayments of these advances until 2003. We received a progress payment of $1.5 million on the RESAL contract in the second quarter of 2002 and will continue to receive payments based on the payment schedule in the contract. In addition, we have entered into a number of commitments to lease land, facilities and equipment in connection with construction of two service centers for which we have and will continue to expend significant funds for construction of the facilities and food irradiation systems. We expect to expend approximately $8.0 million to construct and install two in-line systems for Cargill’s Excel subsidiary that we will own and operate. We have limited sources of committed liquidity including our cash resources. Titan has extended to us a new $50.0 million senior credit facility secured by all of our assets.  As of August 14, 2002, we have obtained $15.0 million under this credit facility.  This facility will be subject to limits in the amounts that can be drawn each quarter, subject to financial covenants and affirmative and negative covenants.  No assurance can be given that we will be able to generate sufficient positive cash flow from operations to meet operating requirements for the foreseeable future.

Our customer contracts for processing can be cancelled on short notice with little penalty and these contracts allow the customers to use other electronic irradiation providers in limited circumstances.

While our customer contracts for processing generally provide for a term of more than one year, the customers may terminate such contracts with a nominal termination fee and upon short notice, typically one month. If one or more customers that are processing a significant volume of products decide to terminate their contracts, our results of operations would be adversely affected. While a termination of a contract by a customer would not generally release a customer from the exclusive provider arrangement in the customer’s contract, we generally must release a customer from the exclusive provider arrangement if they can find an alternative food irradiation source that can provide a comparable service at a lower price, or if we cannot fully meet the customer’s demand.

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

Food irradiation is subject to significant regulation as a food additive by the FDA. Use of our SureBeam system, including product labeling, is also subject to regulation by the U.S. Department of Agriculture’s Food Safety and Inspection Service and by health and environmental safety departments within various states. The FDA has approved the use of irradiation for beef, poultry, pork, fruits and vegetables. The FDA has not yet approved the use of irradiation for two of the primary food markets we expect to target: processed foods and seafood. The failure of the FDA to approve irradiation of processed foods and seafood would prevent us from generating revenues from the application of our technology in these significant markets. Furthermore, the FDA could remove or restrict its approval of the use of irradiation for currently approved food products, which would severely limit our ability to provide services and systems.

In addition, FDA regulations require that all food that has been irradiated must carry the Radura symbol, an international symbol for irradiation, and state that the product has been “Treated with Radiation” or “Treated by Irradiation” on the label. States such as Vermont have similar labeling requirements. These labeling regulations may increase the risk that consumers will not purchase goods that have been treated by our products or services, which could negatively impact our revenues.

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

A segment of the USDA, the Animal and Plant Health Inspection Service, or APHIS, must approve the use of irradiation for disinfestation of foods to be imported into the United States. APHIS has given approval and has set forth rules for importation of certain irradiated foods from Hawaii to the mainland United States. To date, however, APHIS has not given such approval or set forth rules for any foreign countries to import irradiated foods into the United States. Some of our potential customers may delay, perhaps indefinitely, the entry into agreements with us pending approval by APHIS for irradiated foods to be imported into the United States from the customers’ countries. This delay, whether temporary or permanent, could adversely affect the growth of our revenues derived from our food irradiation systems sales and food processing in foreign countries.  For example, if APHIS does not approve importation of foods into the United States from Brazil, the inability to have access to the key United States market would negatively impact our Brazilian operations and could have a material adverse effect on our revenues.

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

Along with food industry groups and others, we are seeking to change the labeling requirements for foods treated with electronic irradiation to allow the use of words like “cold pasteurization” or “electronic pasteurization” instead of “irradiation” or “radiation.” Although we believe that the proposed changes may improve the overall acceptance of our SureBeam process, we cannot assure you that the proposed changes will be accepted, or if accepted, that we will recognize any benefit from such changes. Additionally, a continued reference to our SureBeam process as “irradiation” or “radiation” could adversely affect the consumer acceptance of our process.

International expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins in both our domestic and our international operations.

Our success will depend in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our SureBeam® systems in other countries. We have received an order to install systems in Saudi Arabia and we are building a service center in Brazil for extending the shelf life of fruits and vegetables. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

•      Reduced protection of intellectual property rights;

•      Changes in foreign currency exchange rates;

•      Changes in a specific country’s or region’s political or economic conditions, including military action or war in or near countries containing our international operations

•      Trade protective measures and import or export licensing requirements or other restrictive actions by foreign governments;

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

Our success depends to a significant extent upon the efforts of our key management, sales and marketing, technical support and research and development personnel, none of whom have entered into agreements not to compete with us.  The loss of any key personnel could adversely affect us. We believe that our future success will depend in large part upon our continuing ability to attract and retain highly skilled managerial, sales and marketing, technical support and research and development personnel. Like other emerging growth companies, we face intense competition for our personnel needs, and we have at times experienced and continue to experience difficulty in recruiting qualified personnel.  We face the additional challenge of carefully balancing the growth of our employees commensurate with our anticipated revenue growth.  If our revenue growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.  Further, our common stock price has been, and may continue to be extremely volatile.  When our common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.  Additionally, there are several proposals in the United States Congress and in the accounting industry to require corporations to include a compensation expense in their statement of operations relating to the issuance of employee stock options.  If such a measure is approved, we may decide to issue fewer stock options. As a result, we may be impaired in our efforts to attract and retain necessary personnel.  We cannot assure you that we will be successful in attracting, assimilating and retaining additional qualified personnel in the future.  If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position and revenues.

Delays in the construction and installation of our systems could negatively affect our revenues.

Our business model depends on the successful deployment of our systems, whether the systems are constructed and installed in our company-owned service centers or in a customer’s production line. A number of factors beyond our control can slow or delay the deployment of our systems such as site preparation, zoning and permitting requirements, the availability of skilled construction personnel and construction equipment, and adverse weather conditions.

If our stock price becomes less than $1.00 per share for an extended period, we could be delisted from the Nasdaq.

Maintaining the listing of our common stock on the Nasdaq National Market is important to us.  The delisting of our common stock from the Nasdaq would have a material adverse effect upon the marketability of our common stock and could, among other things, materially and adversely affect our ability to raise additional equity capital or to obtain financing through other sources.  The Nasdaq has numerous requirements which must be complied with for a company to maintain its security’s listing on the Nasdaq, one of which is that the minimum bid price of the security must be $1.00 or greater per share.  If the price of our common stock were below $1.00 per share for a period of 30 or more consecutive business days, the Nasdaq could take action to delist our common stock from the Nasdaq.  While the price of our common stock on the Nasdaq has not traded below $1.00 since our initial public offering, we cannot assure you that the price of our common stock will not fall below $1.00 in the future.  On August 13, 2002, the closing price per share of our common stock was $1.63.

If our common stock were delisted from the Nasdaq, trading would thereafter be reported in the National Association of Securities Dealers Over the Counter Bulletin Board or in the “pink sheets.”  The investing in securities traded in the Bulletin Board or in the pink sheets is generally considered to be subject to more risk than comparable investing in securities which are traded on one of the major national securities exchanges such as the Nasdaq or the New York Stock Exchange.  In the event of delisting from the Nasdaq, our common stock may be classified as a “penny stock” by the SEC and would become subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” Broker-dealers recommending a penny stock must, among other things, document the suitability of the investment for the specific customer, obtain a written agreement of the customer to purchase the penny stock, identify such broker-dealer’s role, if any, as a market maker in the particular stock, and provide information with respect to market prices of the common stock and the amount of compensation that the broker-dealer will earn in the proposed transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the market for our common stock.  If our common stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in our securities because of the added disclosure requirements, thereby making it more difficult for purchasers of our common stock to dispose of their shares of our common stock.  The ownership of penny stock is generally considered to subject the owner to greater risks than the ownership of common stock as a whole due, among other things, to the smaller trading volume in such stocks and to the substantial impact upon the stock’s overall value which results from small stock price variations.

Risks related to our relationship with Titan

Our independent status from Titan involves a variety of risks for SureBeam, including risks related to access to financing sources and corporate services and facilities previously provided by Titan. Our inability to successfully address these risks could negatively impact the operation of our business and financial results.

Titan has distributed its shares of our common stock to Titan stockholders following its receipt of a favorable ruling from the Internal Revenue Service.  We now have substantially complete separation from Titan, other than our various contracts with Titan.  While the continued control of our company by Titan involved a variety of risks, our separation from Titan also involves numerous risks.

If we require additional financing other than that provided by our credit facility with Titan, we will be required to develop our own credit and other liquidity sources.  Titan has historically provided for our general corporate and administrative support, which is principally comprised of administrative and clerical functions necessary to implement our management decisions and operations, including benefits administration and information technology support, through a corporate services agreement.  In connection with the spin-off, various agreements with Titan have terminated and we are in the process of developing our own systems and services. However, we may not be able to develop these systems or retain these services successfully, at a comparable cost to that as provided by Titan.

Our business may suffer because we have entered into affiliate agreements with Titan that may not have been based on arms’ length negotiations.

We have entered into various agreements with Titan including a tax allocation agreement, tax sharing and disaffiliation agreement, license agreement, and credit agreement. Because we were a majority-owned subsidiary of Titan at the time these agreements were entered into, these agreements were negotiated between related parties, and the results may differ from results obtained from arms-length third parties.  Under the license agreement, Titan purchased a perpetual and exclusive, non-royalty bearing license to use our intellectual property on all applications other than the food, animal hide and flower markets in return for the following: 1) to make available to us a $50.0 million line of credit, 2) to convert the current $75.0 million debt owed Titan to equity via an exchange for our stock, and 3) a cash payment of $8.0 million.

Under the tax allocation agreement, Titan will determine the amount of separate taxable income and tax liability that we would realize if we filed a separate tax return. In addition, because we have filed a consolidated tax return with Titan, we may be obligated to pay taxes for the entire group of Titan companies if those companies defaulted in the payment of their taxes.  If Titan offsets taxable gains with our losses, Titan will have to compensate us in cash for the benefit it receives for its use of our losses when we demonstrate we are able to utilize those losses or they would have otherwise expired. In addition, any benefit from our losses used to offset Titan profits resulting in a tax savings, is subject to Titan’s position at that time.

We have entered into a license agreement with Titan that prevents us from capitalizing on newly discovered uses of our technology in applications that are not related to food (excluding water), animal hides and flowers except through a manufacturing contract.

Titan purchased from us a perpetual and exclusive non-royalty bearing license to use our intellectual property in all applications and fields other than in the fields of food (excluding water), animal hides and flowers. Because Titan’s license is an exclusive license, we cannot use our intellectual property in applications other than food

(excluding water), animal hides and flowers. Applications which we believe are reserved for Titan’s use include medical equipment sterilization and sterilization of mail to eliminate the threat of anthrax contamination.

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

One of our directors is also a director of Titan, which could cause Titan’s interests to receive priority over our interests.

One of our directors, Susan Golding, also is a director of Titan.  During 2001, Ms. Golding was a consultant to Titan.  Titan is currently our primary creditor because it has extended to us a $50.0 million secured credit facility, under which we have obtained $15.0 million as of August 14, 2002. Therefore, Ms. Golding may consider not only the short-term and long-term impact of financial and operating decisions on us, but also the impact of these decisions on Titan’s consolidated financial results and its stockholders. In some instances, the impact of these decisions could be disadvantageous to us while advantageous to Titan. We cannot guarantee that all conflicts will be resolved in a manner that is favorable to us or that such conflicts will not result in harmful consequences to our business or prospects.

Maintaining the tax-free status of the distribution of our common stock by Titan to its shareholders restricts certain of our activities.

For the distribution of our stock by Titan to qualify as tax-free to Titan, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Titan’s stock that is considered to be part of a plan or a series of related transactions related to Titan’s intended distribution of our stock to its stockholders. Accordingly, we may be significantly limited in our ability to raise additional equity financing, use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Further, in connection with the spin-off, we have entered into a tax sharing and disaffiliation agreement that provides for, among other things, an agreement with Titan that if we take any action that causes Titan’s representations with respect to the letter ruling to be untrue or engage in transactions after the distribution that cause the spin-off to be taxable to Titan, we would be required to indemnify Titan for any and all taxes resulting from the failure of the spin-off to qualify as a tax-free transaction. In addition, we may be required to indemnify Titan for half of any taxes incurred as a result of the spin-off if the spin-off is taxable for reasons that were not caused by actions taken by either Titan or us and to share proportionately with Titan such taxes if they are caused by actions by both us and Titan, in proportion to our relative contribution to the imposition of these taxes. Any indemnification payments by us would most likely be material.

Our sales through Titan generally produce lower profit margins than our sales to other parties. A higher percentage of sales through Titan could reduce our overall profit margins.

Historically, Titan has purchased a substantial amount of equipment from us as a subcontractor, in order to allow Titan to fulfill various contracts, which it has entered into, including certain contracts, which Titan has entered into with the United States Postal Service. These sales have typically been structured on a fixed price basis or cost plus basis. Therefore, sales to or through Titan have historically, and likely will in the future, carry a lower profit margin than comparable sales to other parties. A higher percentage of sales through Titan could reduce our overall profit margins.

Risks related to the securities markets and ownership of our common stock

Our securities have not been publicly traded very long and our stock price may be subject to significant fluctuations and volatility.

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering on March 16, 2001. These fluctuations could continue. Among the factors that could affect our stock price are:

•              Quarterly variations in our operating results;

•              Changes in revenue or earnings estimates or publication of research reports by analysts;

•              Speculation in the press or investment community;

•              Strategic actions by us such as new joint ventures, acquisitions or restructuring;

•              Actions by institutional stockholders;

•              General market conditions; and

•              Domestic and international economic factors unrelated to our performance.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submmission of Matters to a Vote of Security Holders

At SureBeam’s Annual Meeting of Stockholders on May 23, 2002, the following proposals were adopted by the margins indicated.

	Number of Shares
	Voted For	Withheld
1. To elect two Class I Directors to hold office until SureBeam’s stockholder’s meeting in 2005 or until their respective successors have been elected or appointed
Lawrence A. Oberkfell	513,444,298	1,689,064
John C. Arme	515,060,714	72,648

	Number of Shares
	Voted For	Voted Against	Abstain
2. Approval of the Amendment of the SureBeam 2000 Stock Option and Incentive Plan.	512,994,849	2,097,487	41,026
3. Ratification of SureBeam’s selection of KPMG LLP as independent auditors for SureBeam for fiscal year ending December 31, 2002	515,070,152	51,669	11,541

Item 5. Other Information

Subsequent Events

Spin-Off of Ownership Interest by The Titan Corporation

Effective August 5, 2002, Titan distributed all of its shares of our common stock to the shareholders of Titan. Titan previously announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of our common stock for every share of Titan common stock held.

Previously, Titan held over eighty percent of our common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE.

Prior to the distribution of shares of our common stock, Titan converted all of its shares of our Class B common stock into shares Class A common stock. Shareholders of Titan receiving our shares in its distribution received only shares of Class A common stock. The Class B common stock has now been retired and cannot be reissued.

In order to accomplish the separation of the businesses, we and Titan negotiated a number of new agreements in addition to the senior credit facility previously discussed. These agreements and amended agreements include the following:

•       Contract for Purchase and Sale of Equipment. Titan agreed to purchase all of their requirements for electron beam accelerators from us through December 31, 2003 and related integration services through December 31, 2002 unless we do not offer competitive pricing or cannot meet required delivery schedules. The equipment and services are priced at our cost plus a 20% markup unless we agree to an alternative pricing arrangement for a purchase order. We have supplied equipment and services under this contract in connection with Titan’s contract with the U.S. Postal Service and in connection with Titan’s medical sterilization business and governmental accelerator business.

•       Tax Allocation Agreement and Tax Disaffiliation and Tax Sharing Agreement. Titan has agreed to pay us for any tax benefits Titan realizes through their use of net operating losses generated by us while we were a member of Titan’s consolidated group for federal income tax purposes. Payment is due in the first year in which Titan can use our losses to reduce its taxes and we do not know when such payment may become due. We and Titan also have allocated responsibility for the payment of taxes we each owe and agreed to reimburse the other party for the tax liabilities we assume. We also agree to be responsible for taxes imposed on the spin-off under section 355(e) of the Code that result from our respective actions, including the sale of our respective equity securities. We have agreed to share equally any tax that is imposed for reasons other than an action by us or Titan.

•       Employee Benefits Agreement. From and after the distribution, our employees will no longer participate in Titan benefits plans and we have offered replacement benefits. We and Titan have entered into an agreement that addresses transition issues and responsibility for employee claims arising following the distribution.

•       Subleases. We have subleased from Titan approximately 70,522 square feet used for its service center in Sioux City, Iowa, as well as facilities in Dublin, California, Omaha, Nebraska and Saudi Arabia. Generally, we are paying Titan sublease payments equal to our monthly expense under these leases plus a 10% markup. We will continue to seek to have SureBeam substituted as the direct lessee under each master lease so that the sublease can be terminated.

In addition, Titan has guaranteed some of our lease obligations, and we are obligated to reimburse Titan for any payments Titan makes under these guaranties. Any guarantee payments Titan makes reduces amounts available for future borrowing under the credit agreement. We will pay Titan a monthly fee of 10% of the guaranteed monthly payments. Some of the guaranteed leases have longer terms than the credit facility. If Titan remains a guarantor at the maturity date for the credit facility, then we will enter into a reimbursement agreement with Titan covering the outstanding guarantees. To date, no amounts have been paid under the guarantees.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.38*	Joint Venture Agreement dated April 30, 2002 between RESAL Saudi Corp. and the Company.
10.39*	Senior Secured Credit Agreement, dated as of August 2, 2002, between The Titan Corporation, as the Lender, and the Company, as the Borrower.
10.40	Tax Sharing and Disaffiliation Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.41	Employee Benefits Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.42	Reimbursement Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.43	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 2640 Murray Street, Sioux City, Iowa.
10.44

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 9300 Underwood Avenue, Omaha, Douglas County, Nebraska 68114.

10.45

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space consisting of approximately 133 square meters and located at King Fahed Road, North to King Fahed Library, Olaya Area, Riyadh, Kingdom of Saudi Arabia, in the building commonly known as Abraj Atta’awuneya.

10.46	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite A, Dublin, CA.
10.47

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite R, Q, L and O, Dublin, CA.

99.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
99.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

*              Confidential treatment has been requested for certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exhange Commission.

(b)	Reports on Form 8-K:

(1) Current report on Form 8-K dated April 9, 2002 to report a change in Registrant’s certifying accountant from Arthur Andersen LLP to KPMG LLP, to serve as the Company’s principal public accountants for fiscal year 2002.

(2) Current report on Form 8-K dated August 5, 2002 describing the spin-off of Titan’s ownership interest in SureBeam to Titan’s shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

SUREBEAM CORPORATION

	By:	/s/ Lawrence A. Oberkfell
Lawrence A. Oberkfell
President and Chief Executive Officer

	By:	/s/ David A. Rane
David A. Rane
Senior Vice President,
Chief Financial Officer
(Principal Accounting Officer)