Form 10-Q
period 2002-09-30
SUREBEAM CORP
filed 2002-11-15
CIK 1121309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares of registrant’s Class A common stock, $.001 par value, outstanding as of November 5, 2002, was 67,935,962.

The number of shares of registrant’s Class B common stock, $.001 par value, outstanding as of November 5, 2002, was zero.

SUREBEAM CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Non-affiliated parties	$815	$3,620	$4,795	$10,404
Investee	2,216	8,042	3,591	15,350
The Titan Corporation	3,961	2,886	16,407	3,887
Total revenues	6,992	14,548	24,793	29,641
Cost of revenues:
Non-affiliated parties	2,386	2,729	8,007	7,145
Investee	1,264	4,124	2,048	7,872
The Titan Corporation	3,225	2,402	9,687	3,403
Total cost of revenues	6,875	9,255	19,742	18,420
Gross profit	117	5,923	5,051	11,221
Selling, general and administrative expense	11,813	11,923	31,429	69,576
Research and development	55	736	551	1,849
Loss from operations	(11,751)	(7,366)	(26,929)	(60,204)
Interest income	37	333	164	1,062
Interest expense	(331)	(1,576)	(1,282)	(4,756)
Other income, net	1,011	—	2,932	—
Loss before income tax benefit	(11,034)	(8,609)	(25,115)	(63,898)
Income tax benefit	—	(861)	—	(6,390)
Net loss	$(11,034)	$(7,748)	$(25,115)	$(57,508)

Basic loss per share:
Net loss	$(0.16)	$(0.14)	$(0.38)	$(1.08)
Weighted average shares — basic	67,336	56,131	65,683	53,478

Diluted loss per share:
Net loss	$(0.16)	$(0.14)	$(0.38)	$(1.08)
Weighted average shares — diluted	67,336	56,131	65,683	53,478

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets (Pledged)
Current Assets:
Cash and cash equivalents	$4,985	$4,131
Investments, available-for-sale	—	3,766
Accounts receivable-net of allowance of $1,428 at September 30, 2002, and December 31, 2001	16,216	12,645
Receivable from The Titan Corporation	6,459	12,503
Inventories	19,767	19,764
Prepaid expenses and other	4,180	5,172
Total current assets	51,607	57,981
Property and equipment-net	55,803	41,903
Due from The Titan Corporation	2,319	2,319
Intangible assets-net	3,476	3,549
Other assets	13,665	12,032
Total assets	$126,870	$117,784

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,203	$9,191
Accrued compensation and benefits	3,028	2,664
Due to The Titan Corporation	1,498	—
Other current liabilities	4,404	4,756
Total current liabilities	13,133	16,611
Subordinated promissory note to The Titan Corporation	—	72,208
Senior credit facility with The Titan Corporation	22,500	—
Other long-term liabilities	1,018	613
Total liabilities	36,651	89,432

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	$—	$—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 67,607,505 issued and 67,603,976 outstanding at September 30, 2002 and 11,605,440 issued and 11,601,911 outstanding at December 31, 2001	66	11
Class B common stock, $.001 par value, 50,000,000 shares authorized, 50,000,000 issued and 0 outstanding at September 30, 2002 and 46,774,235 issued and outstanding at December 31, 2001	—	47
Additional paid-in capital	220,816	147,607
Deferred compensation	(13,106)	(26,918)
Accumulated other comprehensive income	—	47
Treasury stock, at cost: 3,529 shares at September 30, 2002 and December 31, 2001	(42)	(42)
Accumulated deficit	(117,515)	(92,400)
Total stockholders’ equity	90,219	28,352
Total liabilities and stockholders’ equity	$126,870	$117,784

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(25,115)	$(57,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonmonetary research consideration	(1,586)	(3,231)
Depreciation and amortization	3,862	2,956
Deferred income taxes	—	(6,390)
Amortization of deferred compensation	13,812	49,155
Loss on disposal of property and equipment	122	—
Change in operating assets and liabilities:
Accounts receivable and receivable from The Titan Corporation	2,473	(21,658)
Inventories	(3)	(5,080)
Prepaid expenses and other	191	688
Other assets	(1,491)	(564)
Accounts payable	(4,988)	4,858
Accrued compensation and benefits	364	1,762
Other accrued liabilities	53	3,992
Due to The Titan Corporation	1,498	—
Net cash used in operating activities	(10,808)	(31,020)

Cash Flows from Investing Activities:
Sale (purchase) of available-for-sale investments	3,719	(12,253)
Capital expenditures	(15,121)	(16,548)
Advances to Tech Ion	—	(2,775)
Advances to Hawaii Pride	(445)	(911)
Net cash used in investing activities	(11,847)	(32,487)

Cash Flows from Financing Activities:
Borrowings on senior credit facility with The Titan Corporation	22,500	—
Net proceeds from issuance of common stock	—	59,777
Borrowings on subordinated promissory note	792	14,180
Proceeds from exercise of stock options and warrants	217	1,124
Net cash provided by financing activities	23,509	75,081

Net increase in cash and cash equivalents	854	11,574
Cash and cash equivalents at beginning of period	4,131	—
Cash and cash equivalents at end of period	$4,985	$11,574

Supplemental Cash Flow Information:
Non-Cash Financing and Investing Activities:
Conversion of subordinated promissory note to common stock	$73,000	$—
Increase in fair value of investments, available-for-sale	47	122

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Shares of Common Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total
	Class A	Class B	Class A	Class B
Nine Months Ended September 30, 2002:
Balances at December 31, 2001	11,602	46,774	$11	$47	$147,607	$(26,918)	$47	$(92,400)	$(42)	$28,352
Net loss	—	—	—	—	—	—	—	(25,115)	—	(25,115)
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	4,441	3,226	4	3	72,993	—	—	—	—	73,000
Proceeds from issuance of common stock in conjunction with exercise of stock options	1,561	—	1	—	216	—	—	—	—	217
Amortization of deferred compensation	—	—	—	—	—	13,812	—	—	—	13,812
Unrealized loss on investments	—	—	—	—	—	—	(47)	—	—	(47)
Conversion of stock associated with the spin-off from Titan	50,000	(50,000)	50	(50)	—	—	—	—	—	—
Balances at September 30, 2002	67,604	—	$66	$—	$220,816	$(13,106)	$—	$(117,515)	$(42)	$90,219

Nine Months Ended September 30, 2001:
Balances at December 31, 2000	233	46,584	$—	$47	$5,687	$(2,584)	$—	$(18,025)	—	$(14,875)
Net loss	—	—	—	—	—	—	—	(57,508)		(57,508)
Issuance of common stock in IPO, net of issuance costs	6,700	—	7	—	59,770	—	—	—	—	59,777
Proceeds from issuance of common stock in conjunction with exercise of stock options	2,726	—	2	—	1,122	—	—	—	—	1,124
Deferred compensation related to the issuance of stock options	—	—	—	—	78,604	(78,604)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	49,155	—	—	—	49,155
Unrealized loss on investments	—	—	—	—	—	—	122	—	—	122
Balances at September 30, 2001	9,659	46,584	$9	$47	$145,183	$(32,033)	$122	$(75,533)	$—	$37,795

The accompanying notes are an integral part of these consolidated financial statements.

SureBeam Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

Note (1) Basis of Financial Statement Preparation

The accompanying consolidated financial information of SureBeam Corporation (“SureBeam” or the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in its Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. The information as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 is unaudited. The accompanying consolidated financial information includes all normal recurring adjustments, which are considered necessary by the Company’s management for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

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

On October 16, 2001, The Titan Corporation, or Titan, adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of the Company’s common stock to the stockholders of Titan. Holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, received 0.6986 shares of SureBeam’s common stock for every share of Titan common stock held. Previously, Titan held over eighty percent of the Company’s common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE. Prior to the distribution of shares of SureBeam’s common stock, Titan converted all of its shares of SureBeam’s Class B common stock, into shares of SureBeam’s Class A common stock. Therefore, stockholders of Titan receiving shares of SureBeam common stock received only shares of Class A common stock. The Class B common stock has now been retired and cannot be reissued. The Company has negotiated other agreements with Titan in connection with the Company’s spin-off including a tax sharing and disaffiliation agreement that will subject the Company to liability if it sells the Company’s equity or equity linked securities in a manner that causes a change in the Company’s ownership of 50% or more in voting power or value as part of Titan’s spin-off plan.

Also on October 16, 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company’s intellectual property for all applications and fields other than the food (excluding water), animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior credit facility, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of the Company’s Class B common stock and Class A common stock, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. With respect to the exchange of the Company’s $75.0 million non-convertible debt for common stock, the Company followed guidance in APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” and determined that the use of the fair value of the license on the date of the exchange was appropriate. The Company recognized $1.0 million and $3.0 million of the cash payments related to the license agreement as other income in the three and nine months ended September 30, 2002, respectively.  The Company will recognize $1.0 million as other income each quarter through September 30, 2003.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2002, consistent with its business plan, the Company has incurred substantial losses from operations.

Management believes it will continue to incur losses through at least 2003, as the Company will continue to make significant investments in infrastructure, sales and marketing and it is not anticipated that the Company’s revenues will sufficiently offset these investments until at least 2003. Additionally, the Company’s construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems require a substantial use of cash for at least 12 to 18 months. The Company’s arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion and other factors where no material uncertainties exist. Also in connection with the Company’s agreements with its customers, it has advanced funds aggregating $5.5 million to Hawaii Pride LLC, or Hawaii Pride.  Although not obligated, the Company anticipates that it will continue to provide cash to Hawaii Pride for working capital purposes, as it is needed. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003. The Company has also entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers of which three are operational with the fourth expected to be operational in the first quarter of 2003. In addition, based on our customer requirements, the Company may expend funds to construct and install in-line systems that the Company will own and operate.

In addition to management’s current operating plans, which focus on increasing cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include raising additional funds from the capital markets and continuing to draw down on the Company’s $50.0 million senior secured credit facility with Titan. As of the date of the filing of this report, the Company has obtained $25.0 million under its senior secured credit facility with Titan. If the funds available under the Company’s credit facility and from the capital markets are not sufficient for the Company or if it is unable to generate sufficient cash flow from operations, management may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing and other expenditures, which actions may have a material adverse impact on the Company’s ability to meet its business objectives.

A variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for the Company’s strategic alliances in advance of payment.

Note (2) Initial Public Offering

On March 16, 2001, the Company consummated its initial public offering and issued 6,700,000 shares of Class A common stock at a price of $10.00 per share. The Company received proceeds of approximately $59.8 million, net of underwriting discounts, fees and other initial public offering costs. Concurrent with the closing of the offering, warrants aggregating 2,236,023 shares of the Company’s Class A common stock were exercised for proceeds of approximately $1.1 million.

Also in connection with the completion of the Company’s initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as compensation expense at that time. Included in selling, general and administrative expense for the three and nine months ended September 30, 2002, is $6.0 million and $13.2 million, respectively, of compensation expense associated with these options. In conjunction with the completion of our spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested and as a result, the stock-based compensation charges for this plan increased for the three months ended September 30, 2002 by $2.9 million.

The remaining stock-based compensation balance related to these options will be recognized as compensation expense over the remaining three-year vesting period of the options. Included in selling, general and administrative expense for the three and nine months ended September 30, 2002 and 2001, is $202,000 and $606,000, respectively, of compensation expense related to options granted prior to completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price.

Note (3) Other Financial Information

During the quarter ended September 30, 2002, the Company had no elements of comprehensive income. The Company had comprehensive income resulting from unrealized losses on investments in available-for-sale securities of $122,000, which are reflected in the statement of stockholders’ equity for the nine months ended September 30, 2001.

The following data summarizes information relating to the per share computation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss	$(11,034)	$(7,748)	$(25,115)	$(57,508)

Weighted average shares outstanding
Basic	67,336	56,131	65,683	53,478
Effective diluted securities: stock options	—	—	—	—
Diluted	67,336	56,131	65,683	53,478

Net loss per common share — basic	$(0.16)	$(0.14)	$(0.38)	$(1.08)

Net loss per common share — diluted	$(0.16)	$(0.14)	$(0.38)	$(1.08)

In the three and nine months ended September 30, 2002, respectively, the weighted average number of options to purchase approximately 4,080,000 and 4,748,000 shares of common stock at prices ranging from $0.14 to $16.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations. Similarly, the weighted average number of options and warrants to purchase approximately 6,702,000 and 7,368,000 shares of common stock at prices ranging from $0.14 to $16.09 per share were not included in the computation of diluted EPS for the three and nine month periods ended September 30, 2001, respectively.

Following are details concerning certain balance sheet data as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Investments, available-for-sale (in thousands):	$—	$3,766

The Company invests its excess cash primarily in mortgage-backed securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash and cash equivalents of $5.0 million and $4.1 million at September 30, 2002 and December 31, 2001, respectively, are primarily invested in commercial paper and money market funds.

The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders’ equity. Realized losses for the three and nine months ended September 30, 2002, were $0 and $47,000, respectively. There were no realized gains or losses recorded in the three and nine months ended September 30, 2001.

	September 30, 2002	December 31, 2001

Accounts receivable (in thousands):
Billed	$111	$53
Unbilled	17,533	14,020
Less allowance for doubtful accounts	(1,428)	(1,428)
	$16,216	$12,645
The Titan Corporation
Billed	$5,988	$12,503
Unbilled	471	—
	$6,459	$12,503

Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Unbilled receivables are generally expected to be collected within one year.

	September 30, 2002	December 31, 2001

Inventories (in thousands):
Materials	$8,895	$15,510
Work-in-process	10,872	4,254
	$19,767	$19,764

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

	September 30, 2002	December 31, 2001

Property and equipment (in thousands):
Machinery and equipment	$18,648	$9,937
Furniture, fixtures and leasehold improvements	8,963	1,252
Construction in progress	32,066	33,390
	59,677	44,579
Less accumulated depreciation	(3,874)	(2,676)
Property and equipment, net	$55,803	$41,903

Construction in progress primarily represents costs incurred for the construction of two food irradiation service center facilities in the Rio de Janeiro and Los Angeles areas. Such costs will remain in construction in progress until the facilities are completed and placed in service.

	September 30 2002	December 31, 2001

Other assets (in thousands):
Texas A&M	$8,399	$7,210
Advances to Hawaii Pride — net	3,892	3,674
Prepaid rent	728	796
Investment in SureBeam Middle East, LLC.	272	—
Loan receivable from officer	168	225
Other	206	127
	$13,665	$12,032

The long-term asset arising from the transaction with Texas A&M represents the long-term portion of the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received. See Note (5).

The Company has advanced $5.5 million to Hawaii Pride, which is included in the accompanying consolidated balance sheet as other assets, net of impairment charges of $1.6 million. The impairment charges reflect the Company’s estimate of the erosion of the collateral basis in Hawaii Pride. The monies advanced in 1999 and 2000 were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) and other start-up costs. Monies advanced to Hawaii Pride during 2002 and 2001 have been used primarily for working capital purposes. The Company advanced Hawaii Pride $445,000 during the nine months ended September 30, 2002. Management does not expect significant repayments of the advances to Hawaii Pride until late 2003.

In April 2002, the Company formed a joint venture under the name SureBeam Middle East, LLC. with RESAL Saudi Corp., or RESAL. As of September 30, 2002, SureBeam owns a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. See Note (5). The Company will account for its ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

	September 30, 2002	December 31, 2001

Other current liabilities (in thousands):
Deferred revenue – The Titan Corporation	$3,000	$3,000
Other	1,404	1,756
	$4,404	$4,756

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

As the consideration in this lease is nonmonetary, the Company has accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of $518,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

Under the percentage-of-completion method, the Company recorded revenues of $50,000 and $1.9 million for the three and nine months ended September 30, 2002, respectively, and recorded $2.0 million and $3.3 million for the three and nine months ended September 30, 2001, respectively. The asset arising from the total cumulative revenues of $10.0 million, net of $322,000 of amortization, has been recorded as a short-term and long-term asset at September 30, 2002. As of September 30, 2002, the Company had deferred profits amounting to $518,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization. In August 2001, the Company agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount has been amortized against the long-term asset arising from the cumulative revenues recorded under this agreement over a period of approximately ten months. During the three and nine months ended September 30, 2002, the Company has recorded $0 and $150,000, respectively, of amortization expense related to the research and development services it has received to date. The deferred profit of $518,000 as of September 30, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. As of September 30, 2002, $6,000 of the deferred profit had been amortized to income.

With respect to the impact of the transaction with Texas A&M on the Company’s liquidity, the Company has expended funds of approximately $9.5 million related to the construction of the system through September 30, 2002. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. During the third quarter of 2002, the Company completed the delivery of the system to Texas A&M.

In June 2001, the Company received a purchase order with an aggregate value of $50.0 million from RESAL for ten electronic food irradiation systems to operate in three service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $2.2 million and $3.6 million in revenue for the three and nine months ended September 30, 2002, respectively.

In April 2002, the Company formed a joint venture under the name SureBeam Middle East, LLC. with RESAL. As of September 30, 2002, SureBeam owns a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. The Company accounts for its ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”  In accordance with the joint venture agreement, RESAL’s purchase order dated June 2001 may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from third party investors.  As of September 30, 2002, a portion of the purchase order has been assigned to SureBeam Middle East, LLC.  As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenues from investee and the Company has eliminated its 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order.  The Company received a payment of $1.5 million from SureBeam Middle East, LLC. in the second quarter of 2002 based on milestone payments and expects to continue to receive milestone payments as they become due and payable until the contract is complete.  The Company estimates that the total profit under the original contract that will be eliminated as a result of SureBeam’s equity interest in SureBeam Middle East, LLC. will be approximately $2.0 million to $3.0 million.  The joint venture will govern the strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

In October 2001, the Company contracted to manufacture eight SureBeam systems for an aggregate of $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service, or USPS. During the three months ended June 30, 2002, the Company’s purchase order from Titan related to the United States Postal Service was closed out at $19.5 million. Under this agreement, Titan had arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. The Company worked with Titan and Titan’s business units, in providing the systems to the United States Postal Service. The Company was the principal subcontractor to build systems for Titan under Titan’s prime contract. For the three and nine months ended September 30, 2002, the Company recognized $50,000 and $7.0 million, respectively, as revenues from The Titan Corporation under this contract. In accordance with the milestone payments of the contract, the Company received $19.5 million in cash from Titan during the nine months ended September 30, 2002.

In June 2002, the Company entered into a contract with Son Son Company, a private food processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp, seafood, and frog legs and prolonging shelf life of foods. The Company commenced construction on the system and has recognized, under the percentage-of-completion method of accounting, $503,000 and $2.1 million in revenue for the three and nine months ended September 30, 2002, respectively. The Company received a $2.0 million milestone payment in November 2002 and expects to receive future milestone payments as they become due and payable until the contract is complete.

In September 2002, the Company received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, the Company is to provide two linear accelerators to sanitize the mail. During the three months ended September 30, 2002, the Company recorded revenue of $500,000. It expects to receive milestone payments as they become due and payable on this contract.

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

Note (7) Senior Secured Credit Facility with The Titan Corporation

Titan has extended a $50.0 million senior secured credit facility to SureBeam that allows SureBeam to borrow, in addition to its previous borrowings, up to $12.5 million per quarter during the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. The amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its annual operating plan. If EBITDA is less than 25% of target EBITDA, then the amount available in the applicable quarter is $5.0 million, provided that no amounts are available unless the Company covenants during the current quarter to limit its total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased on a pro rata basis. To the extent SureBeam does not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarter. As of September 30, 2002, SureBeam had borrowed $22.5 million on this facility and had $4.5 million in unutilized amounts. SureBeam borrowed an additional $2.5 million on October 31, 2002 bringing the total borrowings on this senior secured credit facility to $25.0 million as of the filing date of this report. If SureBeam is unable to receive funds as anticipated under this credit facility or if its capital requirements vary from its current plans, it may require additional financing sooner than it anticipates. In such circumstance no assurance can be made that the Company would be able to obtain additional financing on terms reasonable to the Company, or at all, which could have a material adverse effect on its results of operations and financial condition.

Under the new senior secured credit facility the Company is obligated to make quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005. In addition, with some exceptions, the Company is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility. The interest rate is Titan's effective weighted average term debt rate under Titan's credit agreement plus three percent. Interest is payable monthly beginning in January 2003. The credit agreement contains affirmative and negative covenants, including covenants limiting the Company’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring the Company to maintain specific financial ratios. The credit agreement is secured by a first priority lien on all of the Company’s assets.

Note (8) Acquisitions

In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with the Company for eleven electronic food irradiation systems for $55.0 million, of which $22.4 million was recognized as revenue through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, the Company’s exclusive partner in Brazil, and Titan SureBeam Brazil Ltd., the Company’s wholly owned subsidiary, planned to provide, among other things, food irradiation services through four planned service centers to various food companies in Brazil. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, the Company entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil bringing the Company’s total equity ownership to 80% in SureBeam Brasil. In connection with the additional equity interest, the Company paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the transfer of title of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan the Company had previously made to Tech Ion for building improvements and equipment. The Company has recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeded the fair market value of the assets purchased. The intangible asset will be amortized over five years. Prior to the acquisition, the Company was building eleven linear accelerators for Tech Ion for $55.0 million. This contract began in May 2000, and was at various stages of completion at the date the Company began to negotiate to acquire the above described assets. Through the date the Company began negotiations, the Company recognized revenues of $6.8 million in fiscal year 2001 and $22.4 million in total related to this contract.  On April 1, 2002, the Company exchanged the remaining $1.5 million owed by Tech Ion in consideration for its remaining 20% interest in SureBeam Brasil.  The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001.  Due to the exchange the Company has recorded an additional $700,000 as an intangible asset which will be amortized over the remaining 54 month life of the existing intangible asset.  The remaining $800,000 was recorded as part of the service center building cost.

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

Note (10) Related Party Transactions

In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provided for, among other things, continuation of services, which were historically provided by Titan to SureBeam while the Company built its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam.  All service agreements with Titan terminated effective as of the spin-off distribution of SureBeam on August 5, 2002, and the Company will no longer receive services from Titan.  During the three and nine months ended September 30, 2002, the Company recorded an allocation for general and administrative expense of $0 and $1.1 million, respectively.

Titan has subcontracted the Company to design and construct SureBeam systems for Titan’s various contracts with third parties. These systems are designed for applications other than the food (excluding water), animal hide and flower markets. Revenues derived from sales to Titan are recognized under cost plus 20% or fixed price contracts and were $4.0 million and $16.4 million for the three and nine months ended September 30, 2002, respectively. Of the revenue from Titan, $550,000 and $7.5 million for the three and nine months ended September 30, 2002, respectively, related to the subcontract the Company has with Titan on the United States Postal Service contracts, and the remaining $3.4 million and $8.9 million for the three and nine months ended September 30, 2002, respectively, was recorded in relation to Titan’s medical sterilization business and government linear accelerator business.

Effective August 5, 2002, Titan distributed all of its shares of the common stock of SureBeam to the stockholders of Titan. Titan announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of SureBeam common stock for every share of Titan common stock held.

Previously, Titan held over eighty percent of the common stock of SureBeam and held a higher percentage of the voting power of SureBeam due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to SureBeam’s Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE.

In September 2002, the Company received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, the Company is to provide two linear accelerators to sanitize the mail. During the three months ended September 30, 2002, the Company recorded revenue of $500,000 related to this contract. It expects to receive milestone payments as they become due and payable on this contract.

In April 2002, the Company formed a joint venture under the name SureBeam Middle East, LLC. with RESAL. As of September 30, 2002, SureBeam owns a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. The Company has a purchase order with an aggregate value of $50.0 million from RESAL. In accordance with the joint venture agreement, RESAL’s purchase order dated June 2001 may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from the third party investors. Revenues are derived using the percentage-of-completion method of accounting and are classified as revenues from investee on the consolidated statements of operations.

Note (11) Subsequent Events

In November 2002, the Company entered into an equipment purchase agreement with Salubris Limited Partnership, or Salubris, to sell a SureBeam system for $8.9 million. The purchase of this system will allow Salubris to build and operate a new service center in the Forth Worth, Texas area. The Company will receive per pound processing royalties once the service center is operational.

This agreement allows Fort Worth-San Diego Investments, LLC, the general partner in Salubris, the right of first negotiation on certain future opportunities in the five-state area of Texas, New Mexico, Oklahoma, Arkansas and Louisiana to purchase SureBeam systems and to provide SureBeam processing.

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

Overview

We are a leading provider of electronic irradiation systems and services for the food industry. We were formed in August 2000 in connection with the contribution by Titan of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its government linear electron beam accelerator business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan. Our spin-off from Titan was completed on August 5, 2002 when Titan distributed all of its shares of the common stock of SureBeam to the stockholders of Titan.

Results of Operations

Revenues

We have three classifications of revenues on the face of our consolidated statements of operations: revenues from non-affiliated parties, revenues from investee and revenues from The Titan Corporation, or Titan.  Revenues from non-affiliated parties represent all revenue generated from food processing and all electronic food irradiation system sales not associated with SureBeam Middle East, LLC. or Titan.  Revenues from investee represent electronic food irradiation system sales generated from SureBeam Middle East, LLC.  To date, all of the revenues from investee relate to our $50.0 million Saudi RESAL purchase order.  Revenues from Titan represents sales of our electronic irradiation systems and services related to Titan Scan Technologies medical sterilization business, Titan’s government linear accelerator business and revenues in support of Titan’s United States Postal Service contracts. Although Titan has not been an affiliate of SureBeam since August 5, 2002, we classify revenues from Titan separately to provide easier comparability to earlier periods.

Our total revenues decreased from $14.5 million and $29.6 million in the three and nine months ended September 30, 2001, respectively, to $7.0 million and $24.8 million in the three and nine months ended September 30, 2002, respectively. The decrease of $7.5 million in total revenue for the three months ended September 30, 2002 compared to the same period last year was a result of a decrease of $2.8 million of revenues from non-affiliated parties and a decrease of $5.8 million of revenues from investee which was offset by an increase of $1.1 million of revenues from Titan. For the three months ended September 30, 2002 and 2001, we had electronic food irradiation system sales and food processing revenue from non-affiliated parties of $815,000 or 12% of total revenues and $3.6 million or 25% of total revenues, respectively. For the nine months ended September 30, 2002 and 2001, we had electronic food irradiation system sales and food processing revenue from non-affiliated parties of

$4.8 million or 19% of total revenues and $10.4 million or 35% of total revenues, respectively. For the three months ended September 30, 2002, 68%, or $552,000, of the $815,000 of revenues from non-affiliated parties, was derived from sales of electronic food irradiation systems to two customers and 32%, or $263,000, was derived from food processing services. For the three months ended September 30, 2001, 92%, or $3.3 million, of the $3.6 million of revenues from non-affiliated parties was derived from sales of electronic food irradiation systems to two customers and 8%, or $280,000, was derived from food processing services. For the nine months ended September 30, 2002, 83%, or $4.0 million, of the $4.8 million of revenues from non-affiliated parties was derived from sales of electronic food irradiation systems to two customers and 17%, or $810,000, was derived from food processing services. For the nine months ended September 30, 2001, 92%, or $9.6 million, of the $10.4 million of revenues from non-affiliated parties was derived from sales of electronic food irradiation systems to three customers and 8%, or $802,000, was derived from food processing services.

The 2002 revenues from non-affiliated parties were related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, to Texas A&M University, or Texas A&M, (see discussion below) and Son Son Company, a private food processing corporation headquartered in Vietnam. The 2001 revenues from non-affiliated parties were primarily related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting, principally to Texas A&M and Tech Ion Industrial Brasil, S.A., a Brazilian food irradiation company. Food processing service revenues were primarily derived in connection with our customer production runs as well as test marketing programs. We expect that both the systems sales and the processing revenues from non-affiliated parties will increase as new contracts are signed for systems sales and as the production increases at our company-owned services centers as demand for products processed using SureBeam technology increases.

Our revenues from investee decreased from $8.0 million and $15.4 million in the three and nine months ended September 30, 2001, respectively, to $2.2 million and $3.6 million in the three and nine months ended September 30, 2002, respectively. The revenues from investee are related to revenue recognized from sales of our electronic food irradiation systems, using the percentage-of-completion method of accounting from RESAL Saudi Corp., or RESAL, a subsidiary of a private Saudi conglomerate headquartered in Riyadh, Saudi Arabia.  The decrease in revenues of $11.8 million from 2001 to 2002 is due to the timing of the work performed on the contract.

Our revenues from Titan increased from $2.9 million and $3.9 million in the three and nine months ended September 30, 2001, respectively, to $4.0 million and $16.4 million in the three nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2002, $550,000 or 14% and $7.5 million or 46%, respectively, of revenues from Titan were from sales of our electronic irradiation systems using the percentage of completion method of accounting, in support of Titan’s two United States Postal Service contracts for which we are the main subcontractor. The remaining $3.4 million and $8.9 million of revenues from Titan for the three and nine months ended September 30, 2002, respectively, were for the sale of equipment and services related to Titan Scan Technologies’ medical sterilization business and Titan’s government linear accelerator business.

In connection with our agreement with Texas A&M, we agreed to provide three electronic food irradiation systems (collectively, “the system”) pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides us access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for our customers. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of Sure Beam’s technology versus other technologies. Since we retain the right to use the system through the end of the term of the arrangement, we have accounted for this transaction as a sale-leaseback.

As the consideration in this lease is nonmonetary, we have accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of $518,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

Under the percentage-of-completion method, we recorded revenues of $50,000 and $1.9 million for the three and nine month periods ended September 30, 2002, respectively, and recorded $2.0 million and $3.3 million for the three and nine month periods ended September 30, 2001, respectively. The asset arising from the total cumulative revenues of $10.0 million, net of $322,000 of amortization, has been recorded as a short-term and long-term asset at September 30, 2002. As of September 30, 2002, we had deferred profits amounting to $518,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization. In August 2001, we agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount has been amortized over a period of approximately ten months from the long-term asset arising from the cumulative revenues recorded under this agreement. For the three and nine months ended September 30, 2002, we have recorded $0 and $150,000, respectively, of amortization expense related to the research and development services we have received to date. The deferred profit of $518,000 as of September 30, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized. During September 2002, the final delivery of the system had taken place and the facility became operational and $6,000 of deferred profit has been amortized to income.

With respect to the impact of the transaction with Texas A&M on our liquidity, we have expended funds of approximately $9.5 million related to the construction of the system through September 30, 2002, which includes $50,000 and $1.9 million expended during the three and nine months ended September 30, 2002, respectively. These costs have been incurred primarily in relation to the design of the system, construction of and modification to the physical structure that will house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems.

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

Our gross margins decreased from 41% and 38% for the three and nine months ended September 30, 2001, respectively, to 2% and 20% for the three and nine months ended September 30, 2002, respectively. The decrease is due to a low gross margin on food processing due to underutilization of the service centers and higher percentage of revenues from Titan, which have a lower gross margin than systems sales from non-affiliated parties and systems sales to the investee. We anticipate that our gross margins will increase as the utilization at the service centers increases and the percentage of revenue from Titan, which has a lower gross profit, decreases as a percentage of total revenue.

Selling, General and Administrative

Our selling, general and administrative expense decreased from $11.9 million and $69.6 million in the three and nine months ended September 30, 2001, respectively, to $11.8 million and $31.4 million in the three and nine months ended September 30, 2002, respectively. The decrease of $110,000 for the three months ended September 30, 2002 compared to the same period last year is attributed to an increase of $1.1 million in stock-based compensation as a result of our spin-off from Titan, an increase of $735,000 in sales and marketing spending, and was offset by a decrease of $689,000 of amortization related to intangible assets acquired from Applied Power Associates, Inc., or APA, in May 2002, which are fully amortized, and a decrease of $263,000 of corporate allocation from Titan as a result of our spin-off on August 5, 2002. The decrease of $38.1 million for the nine months ended September 30, 2002 compared to the same period last year is attributed to a decrease of $35.3 million in stock-based compensation, $570,000 in sales and marketing spending, $1.1 million of amortization related to the APA intangible assets and $266,000 in corporate allocation from Titan.  See the discussion of stock-based compensation below. We expect general and administrative expenses will increase due to higher sales and marketing expense associated with new customer product rollouts into new regions.

Stock-based Compensation

In connection with the completion of our initial public offering in March 2001, stock options granted under our Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. We recognized $4.9 million and $48.5 million as compensation expense included in selling, general and administrative expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2001, respectively.  Since substantial portions of these options were vested at the time of completion of the offering, we recognized $38.7 million as compensation expense at that time. For the three and nine months ended September 30, 2002, $6.0 million and $13.2 million was recognized, respectively, as compensation expense and included in selling, general and administrative expense. In conjunction with the completion of our spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested and as a result increased the amortization of the stock-based compensation charges for this plan for the three months ended September 30, 2002 by $2.9 million. The remaining stock-based compensation balance of the remaining participants related to these options will be recognized as expense over the remaining four-year vesting period of the options. Additional stock-based compensation expense is included in selling, general and administrative expense related to options granted prior to the completion of the Company’s initial public offering under the 2000 Stock Option and Incentive Plan for which the fair market value on the date of grant exceeded the exercise price. Stock-based compensation expense related to these options was $202,000 and $606,000 for the three and nine months ended September 30, 2001 and 2002, respectively.

Research and Development

Our research and development expense decreased from $736,000 and $1.8 million in the three and nine months ended September 30, 2001, respectively, to $55,000 and $551,000 in the three and nine months ended September 30, 2002, respectively. The decrease of our research and development expense in the current year is due to our extensive ongoing research and development work performed for Titan, the costs of which we bill to Titan based on the work performed. As these efforts for Titan decrease and our internal efforts increase, we expect the research and development expense to increase in the future. Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. In addition, we often benefit from the research and development efforts of our component suppliers.

Interest Income

Our interest income decreased from $333,000 and $1.1 million in the three and nine months ended September 30, 2001, respectively, to $37,000 and $164,000 in the three and nine months ended September 30, 2002, respectively. The decrease is due to the reduced cash and marketable securities on hand for the three and nine months ended September 30, 2002.  Due to our initial public offering in March 2001, our cash and marketable securities balances were $39.6 million at September 30, 2001 as compared to $5.0 million at September 30, 2002.  See Note (2) in Notes to Consolidated Financial Statements.

Interest Expense

Our interest expense decreased from $1.6 million and $4.8 million in the three and nine months ended September 30, 2001, respectively, to $331,000 and $1.3 million in the three and nine months ended

September 30, 2002, respectively. The decrease is due to the exchange of $73.0 million of our subordinated promissory note payable to Titan for our common stock. See Note (6) in Notes to Consolidated Financial Statements.  This exchange of debt resulted in a decrease in our interest expense. However, as we require additional financing, either drawing down on the senior secured credit facility with Titan or obtaining other financing, we will likely incur increased interest expense in the future.

Other Income (Expense), Net

During the three and nine months ended September 30, 2002, we recorded $1.0 million and $2.9 million, respectively, of other income, net. For the three and nine months ended September 30, 2002 we recorded $1.0 million and $3.0 million, respectively, of license fee income from Titan that was reduced by realized losses from the sale of available-for-sale marketable securities and other miscellaneous expenses. During the fourth quarter of 2001, Titan agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food (excluding water), animal hide and flower markets for $8.0 million. As part of this agreement, we are recording $1.0 million of license fee income in each quarter for eight quarters, which began in the fourth quarter of 2001.  There was no other income, net for the three and nine months ended September 30, 2001.

Income Taxes

Income taxes reflect an effective rate of 0% for the three and nine months ended September 30, 2002, compared to 10% for the three months and nine months ended September 30, 2001. Pursuant to our tax sharing agreement, Titan will compensate us for any tax benefit received by Titan from the use of our losses in their consolidated return. The amount is payable on the earlier of when we could have used the loss ourselves or when the losses expire (20 years). We had an operating loss for the first nine months of 2002 and 2001 and expect to continue to incur losses for the remainder of 2002. Our tax benefit is dependent upon the usage of our losses by Titan. The amount expected to be received from Titan under the tax sharing agreement related to losses incurred for the twelve months ended December 31, 2001 is $2.3 million and is reflected as due from Titan in the accompanying balance sheet.  In conjunction with the spin-off, we have been subsequently deconsolidated from Titan and Titan will no longer have the right to use our losses. Accordingly, we have not recorded any benefit for income taxes for the three and nine months ended September 30, 2002.

Net Loss

Our net loss increased from $7.7 million and decreased from $57.5 million in the three and nine months ended September 30, 2001, respectively, to $11.0 million and $25.1 million in the three and nine months ended September 30, 2002, respectively. The increased loss of $3.3 million for the three months ended September 30, 2002 over the same period last year primarily related to $5.8 million of lower gross profit offset by a reduction of $681,000 of research and development expense, $1.2 million of interest expense and $861,000 of income tax benefit. The decreased loss of $32.3 million for the nine months ended September 30, 2002 over the same period last year for the quarter was primarily due to a reduction of stock-based compensation amortization expense of approximately $35.3 million for nine months ended September 30, 2002.

Liquidity and Capital Resources

We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity and to fund our working capital requirements. At September 30, 2002, we had available cash, cash equivalents and investments available-for-sale of $5.0 million. Our future cash obligations consist primarily of current liabilities and our fixed lease costs associated with the operation of our service centers. As of September 30, 2002, we expect to pay approximately $2.8 million in lease obligations during the next 12 months.

Since our initial public offering on March 16, 2001, our cash requirements have been met primarily through proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering, advances under the $75.0 million credit facility and the $50.0 million senior secured credit facility with Titan discussed below, payments from Titan for work performed on medical sterilization, $19.5 million associated with mail sanitation system sales and payments totaling $7.0 million from Titan associated with the perpetual license related to non-food items. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by a subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum amount of $75.0 million, including accrued interest, and we borrowed $75.0 million. The promissory note was due in August 2005 and bore interest at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate under its senior credit facility. On December 31, 2001, $2.0 million of the subordinated note payable to Titan was exchanged by Titan for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of the subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock.

Titan has extended a $50.0 million senior secured credit facility to us that allows us to borrow, in addition to our previous borrowing, up to $12.5 million per quarter during in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. The amount available for borrowing in the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan. If EBITDA is less than 25% of target EBITDA, then the amount available is $5.0 million, provided that no amounts are available unless we covenant during the current quarter to limit our total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. If EBITDA is 25% of target EBITDA, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target EBITDA, the percentage of the quarterly maximum above 50% will be increased on a pro rata basis. To the extent we do not fully borrow the maximum amount during any quarter of 2002, the unutilized amount can be borrowed in the subsequent quarters. As of September 30, 2002, we had borrowed $22.5 million on this facility and had $4.5 million in unutilized amounts. We borrowed an additional $2.5 million on October 31, 2002, bringing our total borrowings on this senior secured credit facility to $25.0 million. If we are unable to receive funds as anticipated under this credit facility or if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

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

In addition, Titan has guaranteed some of our lease obligations, and we are obligated to reimburse Titan for any payments they make under these guaranties. Any guarantee payments Titan makes reduces amounts available for future borrowing under the credit agreement.  We will pay Titan a monthly fee of 10% of the guaranteed monthly payments.  Some of the guaranteed leases have longer terms than the credit facility.  If Titan remains a guarantor at the maturity date for the credit facility, then we plan to enter into a reimbursement agreement with Titan covering the outstanding guarantees.

Our operating activities used cash of $10.8 million for the nine months ended September 30, 2002, primarily due to a decrease in accounts receivable and receivable from Titan of $2.5 million, amortization and depreciation expense of $17.6 million, which was offset by a decrease of $4.6 million related to accounts payable and accrued compensation. The decrease in accounts receivable principally relates to collection of $19.5 million from Titan related to the United States Postal Service and the collection of $1.5 million from the RESAL contract during the nine months ended September 30, 2002. The $21.0 million, collected during the nine months ended September 30, 2002, was received in accordance with the milestone payments of the contracts.

Our investing activities used cash of $11.8 million for the nine months ended September 30, 2002, primarily due to the sale of available-for-sale investments of $3.7 million, offset by capital expenditures of $15.1 million primarily related to our service centers under construction. Also included in cash used for investing activities for the nine months ended September 30, 2002 were advances to Hawaii Pride aggregating $445,000 for working capital requirements.

In June 2001, we received an order in the aggregate amount of $50.0 million from RESAL for ten electronic food irradiation systems to operate in three service centers in the Saudi Arabia region for irradiating poultry and disinfesting and prolonging shelf life of dates. We commenced construction on eight of these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $15.8 million in revenue, which has been recorded on this contract through September 30, 2002, of which $3.6 million was recognized during the nine months ended September 30, 2002. Revenues derived from this order are classified as revenues from investee in the accompanying consolidated statements of operations. Three electronic food irradiation systems are scheduled to be shipped in early 2003, with the remainder being shipped within twelve months thereafter. We received a payment of $1.5 million in the second quarter of 2002 based on milestone payments and expect to continue to receive milestone payments as they become due and payable until the contract is complete.

In April 2002, we formed a joint venture under the name SureBeam Middle East, LLC. with RESAL.  SureBeam Middle East, LLC. will provide, among other things, food irradiation services through planned service centers in the Saudi Arabia region. As of September 30, 2002, we own a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. We account for our ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s purchase order dated June 2001 may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from the third party investors.  As of September 30, 2002, a portion of the purchase order has been assigned to SureBeam Middle East, LLC.  As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenue from investee and we have eliminated our 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order. We estimate that the total profit under the original contract that will be eliminated as a result of our equity interest in SureBeam Middle East, LLC. will be approximately $2.0 million to $3.0 million. Pursuant to the joint venture agreement, for five years following the date of SureBeam Middle East, LLC.’s commercial registration, SureBeam Middle East, LLC. has an exclusive right of first negotiation to negotiate and enter into agreements to provide irradiation services for the treatment of food products (excluding water), animal hides and flowers in Saudi Arabia, Egypt, Lebanon, Syria, Iraq, Iran, Libya, Tunisia and Algeria. The joint venture will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

In October 2001, we contracted to manufacture eight SureBeam systems for $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service, or USPS. During the three months ended September 30, 2002, our purchase order from Titan related to the USPS was closed out at $19.5 million dollars.  Under this agreement, Titan arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. We worked with Titan and Titan’s business units in providing the systems to the USPS. We were a principal subcontractor to Titan under its prime contract. In accordance with the milestone payments of the contract, we received $19.5 million in cash from Titan during the nine months ended September 30, 2002.

In June 2002, we received an order in the aggregate amount of approximately $5.3 million from Son Son Company, a private food-processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp, seafood, and frog legs and prolonging shelf life of foods. We commenced construction on the system and have recognized, under the percentage-of-completion method of accounting, $2.1 million in revenue, which has been recorded on this contract through September 30, 2002, of which $503,000 was recognized during the three months, ended September 30, 2002. In November 2002, we received a $2.0 million milestone payment on this contract. We expect to receive milestone payments as they become due and payable until the contract is complete.

In September 2002, we received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, we are to provide two linear accelerators to sanitize the mail. During the three months ended September 30, 2002, we recorded revenue of $500,000. We expect to receive milestone payments as they become due and payable on this contract.

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2002, we have incurred substantial losses from operations and investments in infrastructure. Management believes that as we continue to make significant investments in infrastructure, sales and marketing, it is not anticipated that our revenues will sufficiently offset these investments until at least 2003. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, and other factors. As a result, our unbilled receivables from our customers have increased $4.0 million during the nine months ended September 30, 2002. Also in connection with our agreements with our customers, we have advanced funds aggregating $5.5 million to Hawaii Pride, which was used primarily for land acquisition and for working capital purposes. Although not obligated, we anticipate that we will continue to provide cash to Hawaii Pride for working capital purposes, as it is needed. We do not expect significant repayments of the advances from Hawaii Pride until at least late 2003. We also have entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers of which three are operational with the fourth expected to be operational in the first quarter of 2003. In addition, based on our customer requirements, we may expend funds to construct and install in-line systems that we will own and operate.

In addition to our current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. These plans include raising additional funds from the capital markets and drawing down on our $50.0 million senior secured credit facility with Titan. As of the date of the filing of this report, we have obtained $25.0 million under the senior secured credit facility with Titan. If the funds available under the credit facility and from the capital markets are not sufficient for us or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing expenditures, which actions may have a material adverse impact on our ability to meet our business objectives.

On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of our common stock to its stockholders.  Titan announced that holders of record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of our common stock for every share of Titan common stock held. Previously, Titan held over eighty percent of the our common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the Nasdaq under the symbol SURE. Prior to the distribution of shares of our common stock, Titan converted all of its shares of our Class B common stock, into shares of our Class A common stock. Stockholders of Titan receiving SureBeam shares in its distribution received only shares of Class A common stock. Under the terms of the Class B common stock, it has now been retired and cannot be reissued. As of November 5, 2002, there were 67,297,362 shares of common stock issued and outstanding, all of which are Class A common stock. We have negotiated other agreements with Titan in connection with our spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of 50% or more in voting power or value as part of Titan’s spin-off plan. This risk could limit our ability to access public equity markets. In addition, the recent downturn in the capital markets may limit our ability to raise capital through public equity or debt offerings. If funds from our senior secured credit facility or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives. In order to borrow funds under our senior secured credit facility, we must be in compliance with our operating expense and capital expenditure covenants and we may have to curtail these activities to be in compliance with these covenants.

At September 30, 2002, we had $5.0 million of cash, cash equivalents and investments available-for-sale. We believe that this balance along with the remaining availability on the $50.0 million senior secured credit facility from Titan will be sufficient to meet our cash needs through 2003. However, a variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment. Additionally, if we are unable to receive funds under the credit facility with Titan or if our requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We currently are exposed to market risks related to changes in interest rates. Titan has extended us a $50.0 million senior secured credit facility, which bears interest equal to Titan’s effective weighted average term debt rate under Titan's credit agreement plus three percent.  As of November 14, 2002, we have drawn $25.0 million against this credit facility. See Note (7) in Notes to Consolidated Financial Statements. At September 30, 2002, the effective interest rate on this credit facility was 8.5%. We anticipate our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

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

If our revenues from operations do not meet our expectations, we may have a heightened need for additional capital from a source other than our current credit facility.

Titan has extended to us a $50.0 million senior secured credit facility secured by substantially all of our assets. It allows us to borrow up to a maximum of $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million aggregate limitation on borrowing. The amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan. If our operating revenues do not meet our expectations, it is likely that (i) our EBITDA will not meet our EBITDA target, which will limit the amount which we can borrow under the Titan credit facility; and (ii) because of the shortfall in revenues, we will have a greater need to borrow funds to fulfill our current business plan. Therefore, failure to meet our expected operating revenues could have a compounded effect, which could require us to obtain additional financing sooner than currently anticipated in order to fulfill our current business plan. In such circumstance, no assurance can be made that we would be able to obtain additional financing on terms reasonable to us, or at all, which could have a material adverse effect upon our results of operations and financial condition.

Our current credit facility may not be sufficient for our capital requirements.

In the past, Titan financed a significant portion of our working capital and other capital requirements and Titan has extended to us a new $50.0 million senior secured credit facility secured by substantially all of our assets. This facility is subject to limits in the amounts that can be drawn each quarter, and subject to certain financial covenants and affirmative and negative covenants. As of November 14, 2002, we have borrowed $25.0 million under this senior secured credit facility. We cannot give assurance that the $50.0 million senior secured credit facility will be adequate for our liquidity needs or that we will be able to obtain any additional credit on as favorable terms or at all.  We believe our current liquidity, including the senior secured credit facility with Titan, will allow us to continue our operations through 2003; however, if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We expect we will need to obtain additional debt or equity financing in order to execute our business strategy.  Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings would most likely involve restrictive covenants and would need to be approved by Titan. Additional financing from Titan or from third parties may be unavailable to us when needed. If we are unable to obtain future equity financing or debt financing or obtain additional funding from Titan or other financing sources on terms acceptable to us or at all or if we are unable to generate sufficient cash flow from operations, we believe we would have sufficient funds to continue our operations through 2003, but we would have to significantly reduce our current business plan and delay, curtail or eliminate some of our operations or capital expenditures in 2004 and beyond, which could have a material adverse effect on our results of operations and financial condition.

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

We are dependent on the successful commercialization of our SureBeam system. The market for electronically irradiated food is at an early stage of development and has developed slower than we had originally expected. As of September 30, 2002, eleven food processors were selling food electronically irradiated by us and the volume of food being processed is still a very small percentage of the market of ground beef. To date, no market has developed for chicken.  The FDA still has not approved the irradiation of processed food, which represents a substantial potential market. We processed 11.1 million pounds of food products in 2001, up from 5.9 million pounds processed in 2000. Through September 30, 2002, we have processed 10.3 million pounds of food products.  Other food processors are testing our technology and it is uncertain whether or when they will begin commercial production, which in some cases depends on obtaining regulatory approval. We also do not know whether or when more fast food or other national chain restaurants or food retailers will decide to offer irradiated meat and create demand for our electronic irradiation systems. We expect that some food processors will not irradiate food unless industry leaders first commit to distribute irradiated food.

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

We have incurred operating losses in each quarter since we commenced operations. As of September 30, 2002, we had an accumulated deficit of approximately $117.5 million, and our net loss for the first three quarters of 2002 was $25.1 million. Our net loss for the year ended December 31, 2000 was approximately $1.8 million, and our net loss for the year ended December 31, 2001 was approximately $74.4 million, including approximately $54.3 million of non-cash stock-based compensation expense. At the time of our initial public offering, we recorded stock-based compensation of approximately $78.6 million, of which $53.5 million was recognized as an expense during the year ended December 31, 2001. We will recognize this charge in accordance with the vesting provisions of the related options through 2004. This charge will have a significant adverse impact on our earnings from 2002 through 2004. We expect to derive our future revenues from sales of our SureBeam systems and related food processing services. However, these revenues are highly uncertain. We expect to devote substantial resources to continue our sales and marketing activities, including our consumer branding efforts, further develop our administrative infrastructure and expand our research and development activities. As a result, we expect that our operating losses will increase and that we will incur operating losses through at least 2003.

Revenues from system sales may decline in the future if we fail to make new system sales or the timing of expected contract execution is delayed.

Our system sales revenues are dependent on a few large contracts and the recognition of revenues under these long-term contracts is based upon work performed. Consequently, the timing of the execution of these contracts and the timing of work performed under them, which is partially outside of our control, could cause us to generate lower than expected revenues. To date, our revenues have been primarily attributable to the design and construction of systems for a limited number of customers, for which revenues are recognized under the percentage-of-completion method. For example, for the year ended December 31, 1999 revenue from three customers represented approximately 40% of our total revenues, for the year ended December 31, 2000 revenue from three customers represented approximately 79% of our total revenues, and for the year ended December 31, 2001 revenue from three customers represented approximately 89% of our total revenues.  During the first three quarters of 2002, approximately 81% of our revenues were from two customers.  Most of these systems are not yet fully constructed, installed or integrated and we expect to continue to derive system sales revenue as we complete construction, installation and integration of these systems. A reduction or delay of system sales to one or more significant customers could significantly reduce our revenues. Once the food irradiation systems become operational, we will no longer derive revenue from these system sales, but expect to derive income from food processing revenues commensurate with our existing or potential equity ownership in the entities that own and operate the third party service centers. In addition, we expect to derive revenue from processing by company-owned service centers and in-line systems. There are no assurances that we will continue to derive revenues from these customers, that revenues from these customers will continue at current or historical levels, that we will be able to derive revenue from new customers or that we will be able to derive income from significant food processing revenues in the future at anticipated levels.

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

We used net cash from operations of $17.8 million in 2000 and $49.0 million in 2001. Through September 30, 2002, we used net cash from operations of $10.8 million.  Also, in connection with our agreements with our customers, we have advanced funds aggregating $5.5 million to a strategic alliance entity in Hawaii Pride to be used primarily for land acquisition, building construction, and for working capital purposes. We do not expect significant repayments of these advances until 2003. We received a progress payment of $1.5 million on the RESAL contract in the second quarter of 2002 and will continue to receive payments based on the payment schedule in the contract. In addition, we have entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers of which three are operational with the fourth to be operational in the first quarter of 2003. Based on our customer requirements, we may expend funds to construct and install in-line systems that we will own and operate. We have limited sources of committed liquidity including our cash resources. Titan has extended to us a new $50.0 million senior credit facility secured by all of our assets.  As of November 14, 2002, we have obtained $25.0 million under this credit facility.  This facility will be subject to limits in the amounts that can be drawn each quarter, subject to financial covenants and affirmative and negative covenants.  No assurance can be given that we will be able to generate sufficient positive cash flow from operations to meet operating requirements for the foreseeable future.

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

•                  Changes in a specific country’s or region’s political or economic conditions, including military action or war in or near countries containing our international operations;

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

Maintaining the listing of our common stock on the Nasdaq National Market is important to us.  The delisting of our common stock from the Nasdaq would have a material adverse effect upon the marketability of our common stock and could, among other things, materially and adversely affect our ability to raise additional equity capital or to obtain financing through other sources.  The Nasdaq has numerous requirements which must be complied with for a company to maintain its security’s listing on the Nasdaq, one of which is that the minimum bid price of the security must be $1.00 or greater per share.  If the price of our common stock were below $1.00 per share for a period of 30 or more consecutive business days, the Nasdaq could take action to delist our common stock from the Nasdaq.  While the price of our common stock on the Nasdaq has not traded below $1.00 since our initial public offering, we cannot assure you that the price of our common stock will not fall below $1.00 in the future.  On November 11, 2002, the closing price per share of our common stock was $5.00.

If our common stock were delisted from the Nasdaq, trading would thereafter be reported in the National Association of Securities Dealers Over the Counter Bulletin Board or in the “pink sheets.”  The investing in securities traded in the Bulletin Board or in the pink sheets is generally considered to be subject to more risk than comparable investing in securities, which are traded on one of the major national securities exchanges such as the Nasdaq or the New York Stock Exchange.  In the event of delisting from the Nasdaq, our common stock may be classified as a “penny stock” by the SEC and would become subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” Broker-dealers recommending a penny stock must, among other things, document the suitability of the investment for the specific customer, obtain a written agreement of the customer to purchase the penny stock, identify such broker-dealer’s role, if any, as a market maker in the particular stock, and provide information with respect to market prices of the common stock and the amount of compensation that the broker-dealer will earn in the proposed transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the market for our common stock.  If our common stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in our securities because of the added disclosure requirements, thereby making it more difficult for purchasers of our common stock to dispose of their shares of our common stock.  The ownership of penny stock is generally considered to subject the owner to greater risks than the ownership of common stock as a whole due, among other things, to the smaller trading volume in such stocks and to the substantial impact upon the stock’s overall value which results from small stock price variations.

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

If we require additional financing other than that provided by our credit facility with Titan, we would be required to develop our own credit and other liquidity sources.  Titan had historically provided for our general corporate and administrative support, which was principally comprised of administrative and clerical functions necessary to implement our management decisions and operations, including benefits administration and information technology support, through a corporate services agreement.  In connection with the spin-off, various agreements with Titan have terminated and we have developed our own systems and services. However, we may not be able to retain these services successfully or at a comparable cost to that as provided by Titan.

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

One of our directors, Susan Golding, also is a director of Titan.  During 2001, Ms. Golding was a consultant to Titan.  Titan is currently our primary creditor because it has extended to us a $50.0 million secured credit facility, under which we have obtained $25.0 million as of November 14, 2002. Therefore, Ms. Golding may consider not only the short-term and long-term impact of financial and operating decisions on us, but also the impact of these decisions on Titan’s consolidated financial results and its stockholders. In some instances, the impact of these decisions could be disadvantageous to us while advantageous to Titan. We cannot guarantee that all conflicts will be resolved in a manner that is favorable to us or that such conflicts will not result in harmful consequences to our business or prospects.

Maintaining the tax-free status of the distribution of our common stock by Titan to its stockholders restricts certain of our activities.

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

Historically, Titan has purchased a substantial amount of equipment from us as a subcontractor, in order to allow Titan to fulfill various contracts. These sales have typically been structured on a fixed price basis or cost plus basis. Therefore, sales to or through Titan have historically, and likely will in the future, carry a lower profit margin than comparable sales to other parties. A higher percentage of sales through Titan could reduce our overall profit margins.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure and procedures designed to ensure the reliability of our consolidated financial statements and other disclosures.  Within the 90 day period prior to the date of filing of this quarterly report, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer carried out, under the supervision and with the participation of our management, an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in all material respects in alerting them in a timely manner to the material information about us that we are required to include in the periodic reports that we file with the Securities and Exchange Commissions. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10.48*	Agreement for Purchase of a SureBeam X-Ray System dated effective March 27, 2002 between the Company and Son Son Co., Ltd.
	10.49*	Letter Agreement dated October 1, 2002, amending Agreement dated effective March 27, 2002 between the Company and Son Son Co., Ltd.
	10.50*	Agreement for Purchase of a SureBeam Electronic Beam System dated August 1, 2002 between Salubris Limited Partnership and the Company.
	99.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
	99.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(b)	Reports on Form 8-K:

(1) Current report on Form 8-K dated August 5, 2002 describing the spin-off of Titan’s ownership interest in SureBeam to Titan’s stockholders.

*      Confidential treatment has been requested for certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

SUREBEAM CORPORATION

	By:	/s/ Lawrence A. Oberkfell
Lawrence A. Oberkfell
President and Chief Executive Officer

	By:	/s/ David A. Rane
David A. Rane
Senior Vice President, Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lawrence A. Oberkfell, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of SureBeam Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ Lawrence A. Oberkfell
Lawrence A. Oberkfell President, Chief Executive Officer and Chairman of the Board

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David A. Rane, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of SureBeam Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ David A. Rane
David A. Rane Senior Vice President, Chief Financial Officer