Form 10-Q/A
period 2002-06-30
SUREBEAM CORP
filed 2003-02-03
CIK 1121309

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

On April 9, 2002, SureBeam dismissed Arthur Andersen LLP as its independent public accountant and, on April 15, 2002, SureBeam appointed KPMG LLP as its independent public accountant.  KPMG LLP did not complete its review of SureBeam’s financial statements for the quarter ended March 31, 2002, prior to the deadline for filing SureBeam’s Form 10-Q containing such financial statements.  Therefore, as permitted by the guidance issued by the Securities and Exchange Commission in Release Nos. 33-8070/34-45590, SureBeam’s Form 10-Q for the quarter ended March 31, 2002 was filed with financial statements which had not been reviewed by an independent public accountant according to Rule 10-01(d) under the Securities Exchange Act of 1934, as amended.  The review of SureBeam’s financial statements for the quarter ended March 31, 2002 has now been completed by KPMG LLP in conjunction with its review of SureBeam’s financial statements for the quarter and cumulative interim period ending June 30, 2002.

SUREBEAM CORPORATION

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.38*	Joint Venture Agreement dated April 30, 2002 between RESAL Saudi Corp. and the Company.
10.39	Senior Secured Credit Agreement, dated as of August 2, 2002, between The Titan Corporation, as the Lender, and the Company, as the Borrower.
10.40*	Tax Sharing and Disaffiliation Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.41*	Employee Benefits Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.42*	Reimbursement Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.43*	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 2640 Murray Street, Sioux City, Iowa.
10.44*

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 9300 Underwood Avenue, Omaha, Douglas County, Nebraska 68114.

10.45*

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space consisting of approximately 133 square meters and located at King Fahed Road, North to King Fahed Library, Olaya Area, Riyadh, Kingdom of Saudi Arabia, in the building commonly known as Abraj Atta’awuneya.

10.46*	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite A, Dublin, CA.
10.47*

Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite R, Q, L and O, Dublin, CA.

99.1*	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
99.2*	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

*              Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

(b)	Reports on Form 8-K:

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

Dated: January 27, 2002

SUREBEAM CORPORATION

	By:	/s/ Lawrence A. Oberkfell
Lawrence A. Oberkfell
President and Chief Executive Officer

	By:	/s/ David A. Rane
David A. Rane
Senior Vice President,
Chief Financial Officer
(Principal Accounting Officer)