Form 10-Q/A
period 2002-06-30
SUREBEAM CORP
filed 2003-02-04
CIK 1121309

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
9276 Scranton Road, Suite 600 San Diego, California 92121 (Address of principal executive offices, zip code)
(858) 795-6300 (Registrant's telephone number, including area code)
(Former address if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of registrant's Class A common stock, $.001 par value, outstanding as of August 9, 2002, was 67,297,362.

        The number of shares of registrant's Class B common stock, $.001 par value, outstanding as of August 9, 2002, was zero.

        On April 9, 2002, SureBeam dismissed Arthur Andersen LLP as its independent public accountant and, on April 15, 2002, SureBeam appointed KPMG LLP as its independent public accountant. KPMG LLP did not complete its review of SureBeam's financial statements for the quarter ended March 31, 2002, prior to the deadline for filing SureBeam's Form 10-Q containing such financial statements. Therefore, as permitted by the guidance issued by the Securities and Exchange Commission in Release Nos. 33-8070/34-45590, SureBeam's Form 10-Q for the quarter ended March 31, 2002 was filed with financial statements which had not been reviewed by an independent public accountant according to Rule 10-01(d) under the Securities Exchange Act of 1934, as amended. The review of SureBeam's financial statements for the quarter ended March 31, 2002 has now been completed by KPMG LLP in conjunction with its review of SureBeam's financial statements for the quarter and cumulative interim period ending June 30, 2002.

SUREBEAM CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

PART II OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.38	*†	Joint Venture Agreement dated April 30, 2002 between RESAL Saudi Corp. and the Company.
10.39	**	Senior Secured Credit Agreement, dated as of August 2, 2002, between The Titan Corporation, as the Lender, and the Company, as the Borrower.
10.40	*	Tax Sharing and Disaffiliation Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.41	*	Employee Benefits Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.42	*	Reimbursement Agreement dated as of August 2, 2002 between The Titan Corporation and the Company.
10.43	*	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 2640 Murray Street, Sioux City, Iowa.
10.44	*	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 9300 Underwood Avenue, Omaha, Douglas County, Nebraska 68114.
10.45	*	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space consisting of approximately 133 square meters and located at King Fahed Road, North to King Fahed Library, Olaya Area, Riyadh, Kingdom of Saudi Arabia, in the building commonly known as Abraj Atta'awuneya.
10.46	*	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite A, Dublin, CA.
10.47	*	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite R, Q, L and O, Dublin, CA.
99.1	*	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
99.2	*	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

*
Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.

**
Previously filed with the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002, as filed on February 3, 2003.

†
Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)
Reports on Form 8-K:

          (1)  Current report on Form 8-K dated April 9, 2002 to report a change in Registrant's certifying accountant from Arthur Andersen LLP to KPMG LLP, to serve as the Company's principal public accountants for fiscal year 2002.

          (2)  Current report on Form 8-K dated August 5, 2002 describing the spin-off of Titan's ownership interest in SureBeam to Titan's shareholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 4, 2003

SUREBEAM CORPORATION
By:	/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell President and Chief Executive Officer
By:	/s/ DAVID A. RANE David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lawrence A. Oberkfell, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of SureBeam Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: February 4, 2003	By:	/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell President, Chief Executive Officer and Chairman of the Board

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David A. Rane, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of SureBeam Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: February 4, 2003	By:	/s/ DAVID A. RANE David A. Rane Senior Vice President, Chief Financial Officer

QuickLinks

SUREBEAM CORPORATION FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2002
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER