Form 10-K
period 2002-12-31
SUREBEAM CORP
filed 2003-03-31
CIK 1121309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31807

SureBeam Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0921003 (I.R.S. Employer Identification No.)
9276 Scranton Road, Suite 600 San Diego, California (Address of principal executive offices)	92121 (Zip code)
Registrant’s telephone number, including area code (858) 795-6300
Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Name of exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value

(Title of class)

     (Title of class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

      Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002: $66,402,200.

      Number of Registrant’s shares of Class A Common Stock, $.001 par value outstanding as of March 21, 2003 was 74,202,392

Documents Incorporated By Reference:

      Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders on May 23, 2003. (The Company will file a definitive proxy statement with the Commission within 120 days after the close of the fiscal year pursuant to Regulation 14A). With the exception of those portions which are specifically incorporated by reference in this Form 10-K Annual Report, the Proxy Statement for the 2003 Annual Meeting of Stockholders is not deemed to be filed as part of this Report.

SUREBEAM CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1.     Business

      The statements made in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. See our note regarding forward-looking statements on page 31. Information regarding certain of the risks and uncertainties that could cause or contribute to such differences can be found in this report in Part I, Item I under the caption “Factors Which May Affect Future Performance” Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report. We recommend that you review all of the Company’s filings made with the Securities and Exchange Commission for a complete description of factors which may affect our future performance. Our internet address is www.surebeam.com. As required, as of November 15, 2002, we make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Overview

      We trace our corporate history to Titan Purification, Inc., a wholly owned subsidiary of The Titan Corporation, or Titan, formed in December 1997. Titan Purification subsequently changed its name to SureBeam Corporation. We were formed in August 2000 to facilitate a reorganization of Titan’s food irradiation and medical sterilization division. At that time, Titan contributed to us its electronic food irradiation business and we, in turn, contributed the business to SB Operating Co. (previously named SureBeam Corporation and originally named Titan Purification, Inc.) in exchange for all of the common stock of SB Operating Co. held by Titan and its affiliates. We completed our initial public offering on March 16, 2001, and our spin-off from Titan was completed on August 5, 2002, when Titan distributed all of its shares of common stock of SureBeam to the stockholders of Titan.

      We are a leading provider of electronic irradiation systems and services for the food industry. Our SureBeam electronic food irradiation process significantly improves food safety, prolongs shelf life and provides disinfestation. Our SureBeam® process is based on proven electron beam technology that destroys harmful food-borne bacteria such as E-coli, salmonella and listeria, eliminates or renders harmless fruit flies and other pests and reduces bacteria driven food spoilage. Heightened awareness of food safety issues has prompted food growers, packers, processors and retailers to find new, safe and efficient ways to eliminate bacteria and insects from their products and to reduce food spoilage. Unlike older irradiation technologies, our SureBeam process does not use radioactive isotopes as a means of irradiation. Instead, our SureBeam system uses ordinary electricity and operates in an efficient and environmentally friendly manner. As a result, we believe we have an opportunity to establish electronic irradiation as a new standard for food safety and SureBeam as the leading brand for food safety solutions.

      Our electronic food irradiation system integrates our patented material handling, controls, shielding sub-systems with our proprietary software, electron beam and x-ray technology. Under our business model, we intend to generate revenue using our electronic food irradiation systems in primarily three types of installations:

•	Service centers owned by us, at which we will charge customers for processing services;

•	Service centers owned by third parties, using equipment they have purchased from us, at which we will charge a continuing royalty fee for the use of our technology on an ongoing basis; and

•	Systems owned by us and installed as part of a customer’s production line, for which customers will be charged for processing services.

      We built, own and operate three service centers including a facility in Sioux City, Iowa that is the first dedicated commercial electronic food irradiation service center in the United States, and similar facilities in Chicago, Illinois and Los Angeles, California. We use these service centers both for commercial processing of food products, including ground beef and spices, for customers and for testing the processing of other food products for our customers. We are in the process of completing a fourth company-owned service center in Rio de Janeiro, Brazil, which we anticipate to be operational by the end of the second quarter of 2003.

      To date, we have sold a SureBeam system to Hawaii Pride LLC, or Hawaii Pride, for operation of a service center in Hilo, Hawaii for the disinfestation of fruits and vegetables. We also are pursuing global opportunities to sell our systems through strategic alliances with local entities in international markets. In 2001, we entered into a purchase order contract with RESAL Saudi Corp., or RESAL, to build electronic food irradiation systems for the operation of multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates and we have begun construction on these systems. In 2002, we sold systems to customers in Vietnam and Texas.

      We generally structure these sale transactions so that we can participate in the potential future value created through the use of the systems we have sold. Typically, we obtain a right to acquire a minority equity interest in the entity that owns and operates the system and/or charge a royalty fee for the use of our technology on an ongoing basis. We recognize revenue from the sale of the systems and expect to recognize income from profits generated from processing services commensurate with our equity ownership and/or a royalty fee to be paid by these entities. We have provided and may in the future provide working capital or project financing in connection with these third party service centers. Substantially all of our revenues to date have been derived from long-term contracts using the percentage-of-completion method of accounting. For example, we have commenced construction of the systems for RESAL under our $53.0 million purchase order contract for ten systems and have recognized total revenues of $21.3 million through December 31, 2002 under the percentage-of-completion method of accounting for these systems.

      We have executed agreements with many of the major meat and poultry providers and processors in the United States, including American Food Service, Cargill, Huisken Meats, IBP, Omaha Steaks, Tyson Foods, United Food Group and WW Johnson, and spice producers Saratoga Specialties, Spice Tec and Swift & Company. In addition, we have signed agreements with Anchor Foods, Del Monte Foods, Square-H Brands, Inc. and Kraft Foods for applying the SureBeam technology to processed foods, with the expectation that the United States Food and Drug Administration, or FDA, will approve irradiation of processed foods. If the FDA does not approve irradiation of processed foods, it is unlikely we will receive revenue under these agreements. Our customer agreements generally provide that we will be the exclusive provider of any food irradiation services required by the customer. Revenues we receive under these agreements, if any, are dependent upon the amount of processing, if any, required by the customers. We are currently electronically irradiating fresh and frozen ground beef and spices for commercial sale by some of our customers. Those customers and others are currently testing products processed by our SureBeam system.

      During 2002, we made significant advances in implementing our strategy. The volume of food products processed in 2002 increased by 33% from 2001, increasing from 11.1 million pounds to 14.8 million pounds. In addition, we have experienced a significant increase in the number of customers testing products at our Sioux City, Chicago, and Los Angeles service centers and in the number of potential customers, which are in discussions with us regarding the use of our technology. Many of these discussions are preliminary and no assurance can be made that we will enter into agreements with these potential customers, or that any agreements we enter into with these customers will prove to be profitable to us. We have expanded the types of packaging configurations that we can process using our technology and our customers have increased the kinds of products we are processing for them. We believe the increased level of processing by our customers indicates an increasing level of consumer acceptance of electronically irradiated food products. This acceptance is further evidenced by the recent introduction of electronically irradiated food products by several restaurants, as well as major retail grocery stores, in the United States. For 2002, food processing services represented a small portion, or 3%, of our total revenues versus system sales. The volume of food processing services we are providing has not increased as rapidly as we have expected.

      We have identified several global markets for our SureBeam process, including over 19 billion pounds of ground beef and over one trillion pounds of fruits and vegetables. We also plan to target the poultry, cut beef, seafood and processed food markets. Each of these markets is substantial and represents a significant opportunity since our long-term objective is to derive the majority of our revenue by charging a per pound fee for food processed with our electronic irradiation systems.

      During 2002, in addition to performing activities that are part of our core strategy, we were also involved in the sale of SureBeam equipment to the United States Postal Service (subcontracted through Titan) for treatment of mail to eliminate the threat of anthrax. Titan entered into a contract with the United States Postal Service to sell it electronic irradiation equipment and we sold the equipment to Titan to enable it to fulfill the contract. In addition, we are also involved in the sale of SureBeam equipment to Titan for various applications including medical sterilization, material cross-linking, and other research and development applications.

Industry Background

Food Safety

      There is growing concern about the safety of the world’s food supply. The Centers for Disease Control and Prevention reported in 2002 that food-borne bacteria cause more than 5,200 deaths, 325,000 hospitalizations, and 76 million cases of illness annually in the United States alone. In 2001, the United States Department of Agriculture, or USDA, recalled nearly 17 million pounds of food in over 45 reported product recalls relating to food-borne bacteria. In 2002, the USDA recalled over 54 million pounds of food in over 79 reported product recalls, including a recall in June 2002 of approximately 19 million pounds of ground beef and beef trimmings thought to be contaminated with E-coli, and a recall in October 2002 of approximately 28 million pounds of turkey and chicken products thought to be contaminated with listeria monocytogenes. The October 2002 recall was the largest recall of food in the United States ever, and it resulted in the food supplier voluntarily suspending operations. In addition to the increasing volume of recalls, zero tolerance liability laws on E-coli and listeria and increasing litigation related to other food-borne illnesses are exerting further pressure on food processors to meet stricter food safety standards. As a result, food processors spend substantial amounts of capital to minimize the risk of food contamination.

      The FDA has stated that the only effective methods of safeguarding against E-coli and other food-borne bacteria in raw ground beef are cooking it to 160F or irradiating it. Relying solely on cooking as a safeguard against food-borne illnesses is not satisfactory, since bacteria can be spread when contaminated food is handled prior to cooking and can remain if food is undercooked. Irradiation offers food producers and processors a method to safeguard against food-borne bacteria after their products are packaged and before their products reach consumers. Although the FDA approved the irradiation of a number of foods in the early 1960’s, we believe food processors and consumers reacted unfavorably towards the concept of irradiation because older food irradiation methods involve exposing food to radioactive isotopes. Furthermore, we believe that older food irradiation methods can negatively affect the taste and texture of some types of food.

Food Infestation and Spoilage

      In addition to food safety, our SureBeam system can be used to eliminate infestation of food by fruit flies and other pests and to reduce food spoilage and prolong shelf life. In October 2002, the USDA issued its final rule authorizing the use of irradiation as a phytosanitary treatment for fruits and vegetables imported into the United States. For instance, Hawaii Pride’s facility disinfests produce, and it is expected that RESAL’s Saudi Arabia facilities also will disinfest dates, while our facility in Brazil is intended to use our SureBeam process to both eliminate insect pests and to increase the shelf life of fruits and vegetables.

      Hawaii and countries such as Brazil and Australia that produce fruits and vegetables with known insect infestations are prohibited from shipping those fruits and vegetables into the United States and other countries unless they comply with disinfestation regulations. These regulations are becoming more difficult to meet, as traditional methods of disinfestation are being banned or reevaluated due to environmental concerns and negative effects on food taste, texture and nutritional value. Our SureBeam systems and related technology allow compliance with the disinfestation regulations in an environmentally friendly manner and with minimal effects on food taste, texture and nutritional value.

      Traditional methods of disinfesting food products such as fruits and vegetables include the use of vapor heat, fumigation and gamma ray irradiation. Using heat to disinfest fruit can compromise taste, texture and nutritional value. The use of fumigation, such as methyl bromide, is being phased out worldwide beginning in January 2005 due to its negative environmental impact. Regarding gamma irradiation, we believe the use of radioactive isotopes to disinfest food products elicits the same negative reaction from food processors and consumers that is associated with using radioactive isotopes to eliminate food-borne bacteria.

      Food spoilage is a major concern for food growers, processors and retailers because it limits both shelf life and the distance food products may be shipped, thereby limiting market access. Food spoilage in developing countries is estimated to be 30% in fresh fruits and vegetables. In addition, transportation distances in an increasingly global food industry contribute to the food spoilage problem.

The SureBeam Solution

      Our electronic food irradiation system offers a newer method of irradiation that utilizes ordinary electricity to accelerate electrons. Consumers have demonstrated acceptance of food safety methods, as in the case of pasteurized milk, when the method is environmentally safe and maintains the product’s characteristics. We believe health officials currently view irradiation positively and that consumers and industry officials are beginning to view irradiation positively. Many prominent health and medical organizations support the use of irradiation technology, including the American Dietetic Association, the American Medical Association, the Centers for Disease Control, the FDA, the USDA and the World Health Organization. The World Health Organization has specifically approved the irradiation of all foods and its standards may serve as uniform standards for some other countries.

      Utilizing our patented technology, we have developed an electronic irradiation system that we believe addresses food safety, disinfestation and spoilage concerns and provides many benefits including:

•	Destroying dangerous bacteria. Our SureBeam system can effectively kill dangerous bacteria such as E-coli, listeria monocytogenes, salmonella and campylobacter in food products, including meats, poultry, vegetables, and seafood. We provide food processors with a solution that improves their ability to comply with food safety laws and may reduce costly product recalls or damaging liability lawsuits.

•	Killing fruit flies and other pests. Our SureBeam system can kill fruit flies and other pests or prevent them from reproducing, thereby rendering them harmless. This benefit may enable food producers and processors to gain access to new markets that have previously been denied or limited due to fruit fly and other pest quarantines.

•	Reducing food spoilage and prolonging shelf life. Our SureBeam system can increase the shelf life of foods such as meats, poultry, fruits and vegetables, by decreasing microbial levels that cause food spoilage. This benefit may enable shelf life to be extended by two to three times in foods such as raspberries, strawberries, raw beef and chicken. As a result, food processors have the ability to ship product less frequently and over further distances while food retailers and food service companies have the ability to stock and store product longer, thereby realizing supply chain efficiencies.

•	Utilizing ordinary electricity. Unlike older irradiation methods that use radioactive isotopes as their energy source, our SureBeam system uses ordinary electricity and has received greater acceptance from food processors and consumers because of its environmentally responsible features.

•	Maintaining food taste, texture and nutritional value. Because of the rapid rate at which food is processed by our SureBeam system and the small increase in food product temperature during processing, the oxidation effects on food products are minimized. As a result, when properly applied, our SureBeam process has been shown to have minimal effect on taste, texture or nutritional value of most foods.

•	Integrating fully into production lines. We believe our SureBeam system is the only food irradiation system available that can be fully integrated into customers’ production lines, avoiding additional product transportation costs. Food irradiation systems that use radioactive isotopes require extensive space and we believe have been proven to be impractical in existing production lines. We believe food processors will be unwilling to build new processing facilities to accommodate radioactive isotope based systems. Our SureBeam system’s footprint and ability to accommodate different products make it efficient to integrate into an existing production line. Attributes that enable our SureBeam system to be incorporated into production lines include:

•	Scalable system. Our SureBeam system is scalable and can be designed to meet a wide range of production volume requirements

•	Fast processing time. Our SureBeam system irradiates dangerous food-borne bacteria in food products in a matter of seconds, maintaining the speed of a production line.

•	Precise dosing. Our SureBeam system uses electron beam or x-ray processing that delivers a measurable and consistent dose to products based upon pre-set parameters. All processing parameters are under constant measurement to maintain dosage within a predetermined range.

•	Flexible dosing. Our SureBeam system can switch from one targeted dose to another in a matter of minutes. In addition, our system can be designed to utilize either electron beam or x-ray technology depending on the density and thickness of the product, with x-ray technology allowing us to process thicker products. Product changeovers are easy, can be accomplished in a few minutes and are designed to accommodate various products, packaged or unpackaged.

•	Environmentally responsible. Our SureBeam system uses ordinary electricity as its power source. There are no radioactive isotopes used in our SureBeam process, and as a result, the licensing and operation of facilities using our SureBeam system do not require any review by the Nuclear Regulatory Commission.

Our Strategy

      Our goal is to leverage our proprietary technology to be the premier global provider of electronic irradiation systems and services to the food industry. To meet this goal, we plan to:

•	Expand our customer base. We have already entered into relationships with leading food processors and other customers in the United States and abroad. We intend to continue to develop relationships with food processors, food retailers, foodservice operators and distributors both domestically and internationally and to sign exclusive agreements with food processors when possible. We believe food industry leaders will provide us with a growing stream of per pound processing fees as consumer acceptance of electronically irradiated food continues to expand.

•	Pursue global opportunities through strategic alliances. We intend to continue to enter into strategic alliances with local partners in international markets to build and operate service centers in these countries. We believe these strategic alliances allow us to address global markets in the most efficient way without requiring us to commit excessive amounts of our financial resources to building consumer acceptance in these international markets. While we have provided and may in the future provide working capital or project financing in connection with these third party service centers, we believe these alliances are an efficient means of giving us a competitive advantage in establishing our SureBeam technology as a global leader for food irradiation. We have entered into a strategic alliance with RESAL with respect to the systems being sold for use in Saudi Arabia and will continue to target other key food and export markets, such as Australia, South America and Asia.

•	Build, own and operate additional electronic food irradiation service centers. We may continue to build service centers which are owned by us and which provide electronic irradiation services in strategic locations near major producers and processors of meat, poultry, fruits or vegetables. For example, our company-owned service centers in Sioux City, Iowa, Chicago, Illinois and Los Angeles,

California are located in proximity to several leading meat producers’ processing plants, including IBP, United Foods and Cargill. We anticipate our Brazilian service center in Rio de Janeiro will be operational in the second quarter of 2003. This service center has also been strategically located near food processing plants. In addition, we share a service center in College Station, Texas with Texas A&M University, which is owned by the university. We believe building service centers in strategic locations will accelerate the development of a market for food irradiation services. These service centers also serve as test centers for food processors evaluating our process and as commercial irradiation centers for processors that have lower volume requirements or are otherwise situated such that installation of their own dedicated SureBeam system may not be cost effective.

•	Install and operate in-line electronic irradiation systems. We intend to offer in-line electronic irradiation systems that are directly integrated into customer production lines. We will generally retain ownership of the systems and customers will pay a per pound processing fee.

•	Build the SureBeam brand. Our goal is to establish SureBeam as the leading electronic irradiation brand with both food processors and consumers in the retail and foodservice markets. We believe establishing a leading brand with consumers will prompt food processors to purchase our products and services so that their products can carry our SureBeam seal, thereby creating pull-through demand for our process in the distribution chain. We expect to allocate significant additional resources to establish our brand in the retail and foodservice businesses. We will utilize a wide range of communication media to build awareness of the SureBeam brand. Our SureBeam logo currently appears on some of the products of thirteen food processors that currently sell food processed with our SureBeam system. In June 2001, we started marketing the SureBeam brand in the Minneapolis-Saint Paul area. A survey of several hundred adults conducted at the Minnesota State Fair concluded that over 40% of the people surveyed recognized the SureBeam brand and over 78% said they would be willing to pay more for ground beef that had been treated by SureBeam.

•	Establish a new industry standard for food safety. We intend to promote the widespread use of electronic irradiation by food processors to establish a new industry standard for food safety and quality. We believe the need for such a standard is driven by food processors’ desires to meet retail and foodservice demand for safe food products.

•	Promote consumer awareness of electron beam technology. We plan to utilize a variety of media to educate consumers on our SureBeam system’s ability to increase food safety and provide other produce benefits and to highlight major endorsements of food irradiation technology by health and industry officials. In addition, we will leverage our contracts and alliances with major food producers and processors as validation of our SureBeam system.

•	Protect our technology. Our electronic food irradiation system combines our patented conveyor and shielding systems and proprietary software, electron beam and x-ray technology. We protect our SureBeam technology through a combination of patents, patent applications, know-how, copyright and trade secrets. We have not granted any rights to our SureBeam technology, other than those granted to Texas A&M University and the Texas Agricultural Experiment Station solely for research and development purposes, and those granted to Titan for non-food applications, such as mail. We will continue to protect our technology aggressively by enforcing our current patents and filing additional patent applications in the United States and other countries.

•	Develop new opportunities for SureBeam. We will continue to develop new applications of our technology, including through acquisitions of complementary businesses or technologies. These opportunities may include the irradiation and disinfestation of additional products such as hides, flowers, grains, seeds, coffee beans and pet food.

The SureBeam System

      Our SureBeam system is based principally on publicly available electron beam accelerator technology initially developed in the 1980’s. We, together with our former parent, Titan, worked for approximately

20 years to create and refine an electronic processing system capable of meeting the functionality, reliability and 24 hour-per-day cycles required in medical equipment sterilization and electronic food irradiation applications. The reliability of our SureBeam system has been demonstrated with over 200,000 operating hours logged on our systems for both medical equipment sterilization and food irradiation applications.

      We believe our patented SureBeam process is the most efficient electronic food irradiation solution currently on the market. Our SureBeam process combines proven linear accelerator technology with a patented material handling system and a real-time control-monitoring platform to provide the highest degree of process integrity. The energy generated from the acceleration of electrons is sufficient for processing pre-packaged or post-packaged USDA fresh or frozen products in seconds. The rapid speed of our SureBeam system makes it well suited for integration into customer production lines.

      Our SureBeam system is comprised of a linear accelerator that produces a beam of electrons using ordinary electricity. A series of resonant microwave cavities are then used to accelerate the electrons to nearly the speed of light. A magnetic deflection system is then used to scan the beam across the product. The electrons disrupt the DNA chain of the scanned organisms and either destroy them or prevent their reproduction, thereby rendering them harmless. Our process utilizes ordinary electricity to generate electrons to administer a direct electron or x-ray treatment that is suitable for a wide range of products of various sizes, shapes and densities. X-rays are produced when electrons exit the accelerator and make contact with a metal target. The x-rays are directed at the product being processed and have the same ability as electron beams to kill bacteria or pests, or inhibit their reproduction. X-rays are generally used to penetrate larger and denser products than electron beams. Electron beams can generally penetrate food products of up to a thickness of approximately four inches, while x-rays can penetrate thicker products. Generally, the processing time using x-rays is slightly longer than the processing time required when using electron beams.

      Our SureBeam system is designed to contain the irradiation process inside a protective shield to ensure the operator’s safety. The operator and maintenance staff are not exposed to a hazardous environment when they need to enter the protective shield because the system is shut off and no electrons are generated when the power supply is cut off. We believe this ability to immediately terminate production of ionizing energy at will provides our system with a greater level of safety and security than other systems which use radioactive isotopes, toxic gases or high temperatures. In addition to the protective shield, a safety control system monitors the operation of the system to detect abnormal operating conditions, such as smoke and fire, intrusion into a restricted area, loss of utilities or equipment failures (power, compressed air or cooling) and the system is designed to shut down automatically if any abnormal conditions are detected.

      Our SureBeam system can provide doses in one or more directions, and can handle food products in individual packages or cases. Our proprietary SureTrack® information and control system guides both the operator and material loaders through the overall process, checking for the completion of each task, and verifying the integrity of the process. The dose, or the amount of energy deposited, is controlled by our proprietary software, the SureTrack® system. The dose varies depending on the thickness and density of the product and on whether the objective is to irradiate harmful bacteria, disinfest or extend shelf life. Our SureTrack® system provides dose verification and validation, and continuously archives all the processing information required to substantiate the successful completion of the SureBeam process.

      The FDA has approved all forms of food irradiation technology, including the use of an electron beam and x-ray as utilized by our SureBeam process. The FDA rigorously evaluated the safety and efficacy of irradiation as part of its standard approval process and established standards for the use of irradiation based on this evaluation. The FDA reviewed results from over 40 years of testing and research of the impact of irradiation on food and concluded that irradiated food is safe to eat, does not put consumers at risk and does not adversely affect the nutritional value of food. If the FDA were to reverse or limit its approval of irradiation, such a change could have a material adverse effect upon our operating results and financial condition. Each facility in the United States that utilizes our SureBeam process must be validated prior to opening by the U.S. regulatory agencies to ensure compliance with standards of the USDA, Food Safety and Inspection Service, or FSIS, and Animal Plant Health Inspection Service, or APHIS.

Our Services

      We offer services for the electronic irradiation of food through in-line systems and centrally located company-owned service centers allowing food growers, packers and processors to choose the most convenient and cost effective way to utilize our SureBeam system for electronically irradiating their products. We offer services directly and through third parties with which we have strategic relationships. While no in-line systems have as yet been installed in our customers’ production facilities, three company-owned service centers are currently in operation with the fourth currently under construction and expected to be operational in the second quarter of 2003.

      Company-owned Service Centers. In 1999, we began operating the nation’s first electronic food irradiation service center in Sioux City, Iowa and now also operate service centers in Chicago, Illinois and Los Angeles, California. In addition, we share a service center in College Station, Texas with Texas A&M University where we are allowed to use the service center ten hours per day while the university may use the balance of the hours for research and development purposes. Each of these facilities currently has the capacity to process up to approximately 40,000 pounds of meat per hour. To date, all service centers have been operating at a very small percent of their maximum processing capacity. The service centers have the capability of irradiating large cases of products, as well as products that are not uniform in shape or size. Our service centers generate revenue by charging a per pound processing fee. We are currently in the process of building an additional company-owned service center in Rio de Janeiro, Brazil. We expect the Brazil service center to be operational by the second quarter of 2003.

      In-line Systems. We offer systems that can be integrated directly into a customer’s production facility. We expect to generally retain ownership of the systems and charge our customers a per pound processing fee. In limited circumstances, we may sell in-line systems directly to our customers, recognize revenue for the sale and charge a royalty fee for the use of our technology. There have been no in-line systems installed or sold to date.

     Strategic Relationships

      We have maintained a strategy of establishing strategic relationships with third parties to own and operate service centers to provide food irradiation and disinfestation services. In the past, we have generally structured these relationships so that we receive an option to acquire a minority equity interest in a company to be formed by the third party and/or receive a royalty fee for the technology on an ongoing basis to ensure our participation in the potential future value created through the use of our systems. We intend to generate revenue and recognize earnings from the sale of our systems to the third parties, to recognize earnings from processing revenue as allocated through our equity ownership of the companies created to provide irradiation services, and in some cases, to charge a royalty fee for the use of our systems and technology.

      In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with us for eleven electronic food irradiation systems, which we expected to result in approximately $55.0 million in revenue over the next three years, including $22.4 million that was recognized through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, and Titan SureBeam Brazil Inc., our wholly owned subsidiary, was to provide, among other things, food irradiation services through four planned service centers. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, we entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing our total equity ownership in SureBeam Brasil to 80.0%. In connection with the additional equity interest, we paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the nationalization of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. We also exchanged our trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan we had previously made to Tech Ion for building improvements and equipment. We have recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeds the fair value of the assets purchased. The intangible asset represents a favorable land lease and location next to the Rio de Janeiro CEASA, the depot for fresh food distribution in Rio de Janeiro, and the license granted by CNEN, Brazil’s Nuclear Regulatory Commission, for the use of our technology in Brazil, the only electronic food irradiation license granted to date by CNEN. Tech Ion obtained these items for SureBeam Brasil and they are being amortized on a straight-line basis over five years, the free rent period of the ten-year lease. On April 1, 2002, the remaining $1.5 million owed us by Tech Ion was exchanged for its remaining 20.0% interest in SureBeam Brasil. The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001. Due to the exchange we recorded an additional $700,000 as an intangible asset that will be amortized over the remaining 54-month life of the existing intangible asset. The remaining $800,000 was recorded as part of the service center building cost. We estimate that the first service center in Brazil will become operational in the second quarter of 2003 and we will be obligated to provide additional working capital to fund its operations through its startup phase and until it can generate its own cash needs.

      Internationally, we intend to establish strategic relationships with businesses that have expertise in their local food markets and recognize an opportunity to utilize our SureBeam system. In June 2001, we received a purchase order contract in the aggregate of $50.0 million from RESAL for ten electronic food irradiation systems to operate in multiple service centers in the Saudi Arabia region for irradiating poultry or disinfesting dates. In 2002, the order for these system was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. We commenced construction on these systems and have recognized, under the percentage-of-completion method of accounting, $21.3 million of revenue through December 31, 2002. See “Critical Accounting Policies — Revenue Recognition” for further discussion. During the second quarter of 2002, we successfully negotiated a joint venture agreement with RESAL and established SureBeam Middle East Company, LLC, which we own a 19.9% interest. The joint venture agreement governs our strategic relationship with the operator of these systems, including royalty fees and the management structure and equity ownership of the operator that will operate the service centers.

     Customers

      We currently have agreements with over 60 customers regarding food irradiation services at our service centers. Thirteen customers use our service centers for processing products for production purposes, while the balance is conducting testing at our service centers. Our customer agreements vary in some respects from customer to customer. The following discussion is intended only to describe some of the more common terms. The agreements to provide food irradiation services are generally for an initial term of three to five years with automatic annual renewals. Although our customers can generally terminate these agreements upon 30 days notice, such agreements typically provide that we will be the exclusive provider of food irradiation services, including radioactive isotope irradiation services we do not currently provide, for a multi-year period, even if the customer terminates the agreement before the end of the multi-year period. The exclusivity periods of our customer contracts generally will terminate unless they are renewed each year. We generally must release a customer from the exclusive provider arrangement if the customer can find a comparable service at a lower price, if we cannot fully meet the customer’s demand or if we cannot demonstrate compatibility with the customer’s products.

      The agreements provide for both testing and commercial production. We charge a per pound processing fee, which generally decreases as monthly production volume increases. A customer may elect to convert to the commercial production period at any time during the test period, at which time the per pound processing fee decreases and the customer is required to commit to processing a minimum number of pounds of food for each 12-month period. The customer agrees to pay us for such minimum amount, even if the food is not processed. Those customers operating in the test period are not required to convert to the commercial production schedule in order to sell irradiated food commercially. Revenues we receive under these agreements, if any, are dependent upon the amount of processing, if any, required by the customers.

Sales and Marketing

      We focus our sales and marketing initiatives on establishing SureBeam as the leading consumer brand in providing solutions to food safety issues, such as the incidence of bacteria and pests in food, as well as food spoilage. We promote our brand in order to build revenues, gain worldwide market share, and promote consumer and industry awareness and acceptance. We target the growing public demand for safer food by helping food processors meet heightened standards of quality and safety through our technology. Our sales and marketing personnel, who possess technical expertise regarding our SureBeam system, market and sell our systems and services to food processors, as well as educate food industry constituents, food processors and consumers on the uses and benefits of our technology. In order to enhance our commercialization efforts, we expect to continue to expand our sales and marketing capabilities.

      We conduct a number of sales and marketing programs, including the use of media and in-store advertising and promotional events, to support the promotion and sale of our SureBeam processed products and to reinforce brand awareness. Our consumer programs are designed to educate the public that our SureBeam process is safe and environmentally responsible, and to explain that the taste, texture and nutritional value of food products remain essentially unaffected by this process. In addition, we promote the placement of our SureBeam seal on packages of food products processed with our patented SureBeam system. Our goal is for consumers to easily identify SureBeam processed products and associate our seal with food safety, thereby increasing brand awareness and further developing brand loyalty. We will seek to create consumer demand that will serve to encourage food processors to co-brand with us and to use our electronic irradiation system.

      Our trade programs are designed to educate food processors about the advantages of using our technology and to encourage processors to market their SureBeam processed products using our brand. We also work cooperatively with our service center partners to reinforce the SureBeam brand and extend our sales effort in international markets.

Manufacturing

      Our manufacturing operation involves engineering, assembly and testing of SureBeam systems. We obtain many of our components under long-term supply contracts. While we currently procure the accelerating section of the linear accelerator from one supplier, we will seek to secure multiple sources for substantially all of our components. No assurance can be made that we will be able to secure such multiple sources. Delays from our suppliers could have a material adverse effect upon our ability to fulfill our contractual obligations and our financial results. Our manufacturing operation allows us to build systems to the size requested by our customers. We have an option to manufacture Titan’s requirements of any SureBeam systems for applications other than irradiation of food (excluding water), animal hides and flowers through December 2003. We also have agreed to supply Ion Beam Applications S.A., or IBA, its requirements for systems for processing food and sanitizing mail until January 2006. We believe our manufacturing capability is sufficient to meet our currently anticipated commercial requirements for food processing systems as well as the requirements of Titan and IBA. Our sole manufacturing facility is located in Dublin, California.

Research and Development

      Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M on several research projects which include studies on flavor profiles, viral destruction, food product applications and consumers’ willingness to pay more for irradiated foods. In addition, we often benefit from the research and development efforts of our component suppliers. Research and development expenditures for 2000, 2001 and 2002 were $524,000, $2.2 million, and $817,000, respectively.

Patents and Proprietary Rights

      We have 57 United States, or U.S., and foreign patents and patent applications, consisting of 29 U.S. and foreign issued patents and 28 patent applications pending in the U.S. and foreign countries. The U.S. and foreign issued patents relating to our SureBeam technology have claims relating to methods of transporting products through the electron beam process, means of increasing the efficiency and reliability of the process, and ways of shielding the process that decreases the size of the system. Our pending patent applications include claims relating to improvements in the operation, efficiency, and reliability of our SureBeam technology, shielding, multiple pass x-ray system and in-line processing systems. While electron beam, x-ray and linear accelerator machines and technology are considered to be part of the public domain and not patentable, we believe our patents cover the most efficient method of utilizing electron beam, x-ray and linear accelerator technology for food and other applications.

      In 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than the food (excluding water), animal hide and flower market in consideration of the following: 1) to make available to us a $50.0 million senior secured line of credit, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by us to Titan for additional shares of our common stock, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. We received the $8.0 million in 2001 and 2002. We recognized $1.0 million and $4.0 million of the cash payments related to the license agreement as other income in 2001 and 2002, respectively. We will recognize $1.0 million as other income each quarter, over the first three quarters of 2003. The license agreement with Titan was negotiated between related parties, without the benefit of receiving an independent, third party opinion as to the fairness of the terms and conditions of the agreement. The terms of the agreement may be different, and may be less favorable to us, than terms which may have been negotiated between wholly independent parties.

      Our U.S. and foreign patents have been assigned to us and include patents related to electron beam or x-ray systems issued to Thomas Allen, our Vice President, Systems Engineering, Integration and Field Operations, that Mr. Allen assigned to us. The initial patent was granted on March 7, 1995. These issued patents will expire over the period from 2009 to 2021. These patents have been issued or are pending in those markets that are key targets for our expansion such as Brazil, Korea and Japan. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets and know-how that is not patented, and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of entering into confidential information and invention assignment agreements with our employees, consultants and other third parties. We believe that we have a strong patent position on the application of electron beam technology in a conveyor-based irradiation process.

      On January 6, 2000, Ion Beam Applications S.A., a Belgian corporation, and some of its U.S. subsidiaries, or IBA, filed an action for declaratory judgment in a federal court in Virginia against Titan and us relating to our patents for our SureBeam systems. On January 25, 2002, we announced that we settled the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and us in the litigation, including IBA’s challenge to the validity and enforceability of our core patent. Titan and we agreed that IBA and its customers might continue to operate or use IBA’s electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will purchase its requirements in the United States for e-beam and x-ray systems (non-pallet based systems) for use for processing food and sanitizing mail from Titan and us during the next four years, provided Titan and we offer competitive terms. Titan and we also agreed to purchase our requirements of accelerators with power above 150 kilowatts from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

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

Government Regulation

      Domestically, our technology is subject to significant regulation as a food additive under the Federal Food, Drug and Cosmetic Act, which is administered by the FDA. Use of our SureBeam system, including product labeling, is also subject to regulation by the USDA’s Food Safety and Inspection Service and by health and environmental safety departments within various states.

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

      Internationally, each country either sets its own irradiation regulations or, will adopt the, soon to be published, CODEX Standards. According to the International Consultative Group for Food Irradiation (ICGFI), 58 countries have approved the use of irradiation to destroy bacteria and pests on specified foods. We are required to obtain regulatory approval from a number of foreign regulatory authorities before we can offer our services in those jurisdictions. We believe that currently, we either comply with all applicable regulations in countries where we intend to provide services or, are working aggressively with our customers and the appropriate host country ministerial contacts to develop and enact the required policy framework. USDA’s Animal Plant Health Inspection Services, or APHIS, published on October 23, 2002, its rule approving the use of irradiation as a phytosanitary treatment alternative for fresh produce imported into the United States. As a result of that rule there are several additional bilateral framework agreements that must be in place between APHIS and the exporting country. These include pest risk assessments where absent, an equivalency agreement and a country work plan.

      In the United States and other countries that follow World Health Organization guidelines, all electronically irradiated food, whether processed with our electron beam or x-rays, must be labeled with the symbol for irradiation, known as the Radura symbol, and the phrase “Treated with Radiation” or “Treated by Irradiation.” In the United States, this label does not have to be any larger than the ingredients’ font size. If the irradiated product is to be used as an ingredient in a further processed product, the Radura symbol is not required and the only label required is in the ingredients section (e.g. potatoes, irradiated ground beef, natural flavors). Bulk or wholesale items processed with irradiation require labeling only on the case of irradiated items and not the individual contents. For items not in packages but processed in their entirety (e.g. fruit and vegetables) the label may either be placed on each individual item, on the bulk container, or on a counter sign as long as it is next to the product and plainly in view. U.S. federal regulations do not require retail food service providers, such as fast food restaurants, to disclose that their food products have been irradiated. Many of our food service customers have used the SureBeam brand, as well as a description of electronic irradiation on their menus. Since irradiation is regulated as a food additive, our customers also are subject to packaging and labeling requirements. Additionally, states like Vermont have adopted, and others may adopt similar labeling requirements.

      Our service centers also are subject to various other federal, state and municipal regulations with regards to health, safety and environmental issues. Our service centers are subject to supervision or periodic inspection by other regulators. All SureBeam locations in the United States that process meat are required to have a USDA inspector on the premises when processing.

Competition

      We compete against several companies seeking to address the food safety market. Our electronic food irradiation technology competes with gamma ray irradiation, as well as alternatives to irradiation such as thermal sterilization, gas fumigation, chemical washes, lactoferrin and high-pressure sterilization techniques. We believe that none of our competitors currently is using electron beam technology to irradiate food for commercial sale. However, certain of our competitors claim that they can provide electronic food irradiation systems and services. Our irradiation competitors include Ion Beam Applications, S.A., MDS/ Nordion Food Technologies Service, Inc. and STERIS Corporation. We are aware of other companies that are attempting to develop in-line electronic food irradiation systems. While we believe that our patents with respect to our conveyor and shielding systems provide us with an advantage in processing products through the electron beam, competitors may develop their own different methods of processing that would not fall within the scope of our patents and would adversely affect our competitive position.

      Some or all of our competitors may have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than we do. We believe that our system has advantages over gamma ray irradiation in that our system uses ordinary electricity, can be integrated into a customer’s production line and irradiates harmful bacteria in food faster than gamma ray irradiation. We believe the cost of overall operation of our SureBeam system is comparable to that of other irradiation technologies. We believe irradiation using electron beam or x-ray, including our system, also has advantages over alternatives to irradiation. Thermal and high-pressure sterilization can alter the flavor and quality of most food products. Gas fumigation is not approved for food use in the United States and chemical washes kill surface bacteria but have little effect on pathogens beneath the surface of food. However, to the extent a customer is concerned with killing surface pathogens only or is not concerned with alteration of food flavor or quality, these alternative methods may be sufficient and less expensive.

Employees

      As of December 31, 2002, we employed 130 full-time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Factors Which May Affect Future Performance

Risks Related to Our Business

An investment in shares of our common stock is very risky. We encourage you to carefully consider the following factors as well as the other information contained and incorporated by reference in this report.

We are likely to require significant additional capital to fund operations, which may not be available on acceptable terms or at all.

      We are likely to require additional funds to execute our current business plan which includes building new SureBeam in-line systems and service centers, funding working capital, including in relation to our international and domestic strategic alliances, and funding our ongoing operations, including our corporate infrastructure. Our future capital requirements will depend on many factors, including:

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

      Titan has extended to us a $50.0 million senior secured credit facility secured by substantially all of our assets. It allows us to borrow up to a maximum of $12.5 million per quarter beginning in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million aggregate limitation on borrowing. The amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan. Additionally, we are subject to certain limitations on our capital expenditures and our operating expenses, based in part upon our actual revenues as compared to our revenue targets. If our operating revenues do not meet our expectations, it is likely that (i) our EBITDA will not meet our EBITDA targets, which will limit the amount which we can borrow under the Titan credit facility; and (ii) because of the shortfall in revenues, we will have a greater need to borrow funds to fulfill our current business plan. Therefore, failure to meet our expected operating revenues could have a compounded effect, which could require us to obtain additional financing sooner than currently anticipated in order to fulfill our current business plan. In such circumstance, no assurance can be made that we would be able to obtain additional financing on terms reasonable to us, or at all, which could have a material adverse effect upon our results of operations and financial condition.

Our current credit facility may not be sufficient for our capital requirements.

      In the past, Titan financed a significant portion of our working capital and other capital requirements and Titan has extended to us a $50.0 million senior secured credit facility secured by substantially all of our assets. This facility is subject to limits in the amounts that can be drawn each quarter, and subject to certain financial covenants and affirmative and negative covenants. As of March 28, 2003, we have borrowed $25.0 million under this senior secured credit facility. We do not anticipate any additional borrowings. We cannot give assurance that we will be able to obtain any additional credit on as favorable terms or at all. We believe our current liquidity will allow us to continue our operations through 2003, however, if our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. We expect we will need to obtain additional debt or equity financing in order to execute our business strategy. Future equity financings would likely be dilutive to the existing holders of our common stock. Future debt financings would most likely involve restrictive covenants and would need to be approved by Titan. Additional financing from Titan or from third parties may be unavailable to us when needed. If we are unable to obtain future equity financing or debt financing or obtain additional funding from Titan or other financing sources on terms acceptable to us or at all or if we are unable to generate sufficient cash flow from operations, we believe we would have sufficient funds to continue our operations through 2003, but we would have to significantly reduce our current business plan and delay, curtail or eliminate some of our operations or capital expenditures in 2004 and beyond, which could have a material adverse effect on our results of operations and financial condition.

We may not achieve our financial goals in a timely manner, or at all, due to variability of timing and amounts of revenues obtained from sales of our systems.

      Historically, a majority of our revenues have been obtained through sales of our SureBeam electronic food irradiation systems. We recognize the revenues from these sales using the percentage-of-completion method of accounting, which allows us to recognize revenue as our fulfillment of the contract progresses. Under this method, delays in finalizing anticipated sales contracts or even in construction of systems we have sold can significantly reduce the amount of revenues, which we recognize during any given quarter. Because many of our expenses are relatively fixed, it is unlikely that a reduction in revenues recognized in a particular quarter would result in a corresponding reduction in our expenditure levels for the quarter. Therefore, delays may have a material adverse effect on our operating results for the quarter in which the delay occurs, causing us to be unable to achieve our financial goals for the quarter. If we do not meet our financial goals for a quarter, or if our operating results for a quarter are below the expectations of public market analysts and investors, the price of our common stock may decrease significantly.

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

      We are dependent on the successful commercialization of our SureBeam system. The market for electronically irradiated food is at an early stage of development and has developed slower than we have expected. As of December 31, 2002, thirteen food processors were selling food electronically irradiated by us and the volume of food being processed is still a very small percentage of the market of ground beef. To date, no market has developed for chicken. The FDA still has not approved the irradiation of processed food and seafood, which represents two substantial potential markets. We processed 14.8 million pounds of food products in 2002, up from 11.1 million pounds processed in 2001. We are projecting significant increases in the pounds to be processed in 2003; however, no assurance can be made that we will meet our projections. To date, the volume of food processing services has not increased as rapidly as we have expected. Other food processors are testing our technology and it is uncertain whether or when they will begin commercial production, which in some cases depends on obtaining regulatory approval. We also do not know whether or when more fast food or other national chain restaurants or food retailers will decide to offer irradiated meat and create demand for our electronic irradiation systems. We expect that some food processors will not irradiate food unless industry leaders first commit to distribute irradiated food.

We have a history of significant losses and we may not achieve or sustain profitability.

      We have incurred operating losses in each quarter since we commenced operations. As of December 31, 2002, we had an accumulated deficit of approximately $127.5 million, and our net loss for the year ended December 31, 2002 was $35.1 million. Our net loss for the year ended December 31, 2001 was approximately $74.4 million, including approximately $54.3 million of non-cash stock-based compensation. At the time of our initial public offering, March 16, 2001, we recorded deferred stock-based compensation of approximately $78.6 million, of which $53.5 million and $15.8 million was recognized as stock-based compensation during the years ended December 31, 2001 and 2002, respectively. We will recognize this charge in accordance with the vesting provisions of the related options through 2004. This charge will have a significant adverse impact on our earnings in 2003 and 2004. We expect to derive our future revenues from sales of our SureBeam systems and related food processing services. However, these revenues are highly uncertain. We expect to devote substantial resources to continue our sales and marketing activities, including our consumer branding efforts, further develop our administrative infrastructure and expand our research and development activities. As a result, we expect that our operating losses will increase and that we will incur operating losses through at least 2003. In addition, if we continue to incur operating losses we may need to record impairment charges on some of our long-lived and other assets.

Revenues from system sales may decline in the future if we fail to make new system sales or the timing of expected contract execution is delayed.

      Our system sales revenues are dependent on a few large contracts and the recognition of revenues under these long-term contracts is based upon work performed. Consequently, the timing of the execution of these contracts and the timing of work performed under them, which is partially outside of our control, could cause us to generate lower than expected revenues. To date, our revenues have been primarily attributable to the design and construction of systems for a limited number of customers, for which revenues are recognized under the percentage-of-completion method of accounting. For example, for the year ended December 31, 2000 revenue from three customers represented approximately 79% of our total revenues, for the year ended December 31, 2001 revenue from three customers represented approximately 89% of our total revenues, and for the year ended December 31, 2002 revenue from two customers represented approximately 78% of our total revenues. Most of these systems are not yet fully constructed, installed or integrated and we expect to continue to derive system sales revenue as we complete construction, installation and integration of these systems. A reduction or delay of system sales to one or more significant customers could significantly reduce our revenues. Once the food irradiation systems become operational, we will no longer derive revenue from these system sales, but expect to derive income from food processing revenues commensurate with our existing or potential equity ownership in the entities that own and operate the third party service centers. In addition, we expect to derive revenue from processing by company-owned service centers and in-line systems. There are no assurances that we will continue to derive revenues from these customers, that revenues from these customers will continue at current or historical levels, that we will be able to derive revenue from new customers or that we will be able to derive income from significant food processing revenues in the future at anticipated levels.

We may be required to take impairment charges for receivables if a customer defaults on its payment obligations.

      We account for our revenues derived from sales of electronic food irradiation systems under fixed-price contracts using the percentage-of-completion method of accounting. These systems currently take a total of approximately 12 to 18 months to design, construct, install, integrate and deliver. Our unbilled receivables from our contracts for systems have increased over the past twelve months. If a customer defaults on its payment obligations under a contract accounted for using the percentage-of-completion method of accounting or if we determine that the contract is otherwise impaired, we would take an impairment charge to earnings for the receivable arising from previously recorded revenues in respect of such contract at that time. We cannot assure you that one or more of our customers will not default on its payment obligations. For example, in December 1999, we agreed to sell a SureBeam system to a new entity, Zero Mountain SureBeam, to be formed by Zero Mountain Cold Storage. Under the agreement, a facility was to be constructed and the entity would operate an electronic food irradiation service center in Arkansas. Management of Zero Mountain Cold Storage had not moved forward with its obligation under the contract. Accordingly, in December 2001, we recorded an allowance for doubtful accounts of $1.2 million against our receivable from Zero Mountain Cold Storage.

Because a majority of our accounts receivable are related to only two customers, a default by either, or both, of these customers would have a severe impact on our operating results and financial condition.

      As of December 31, 2002, we had total accounts receivable of approximately $28.3 million, of which approximately $17.3 million was related to RESAL which was unbilled and approximately $10.1 million was related to Titan. In January 2003, Titan paid approximately $7.2 million related to its receivable, bringing our total accounts receivable to approximately $21.1 million, of which approximately 82% is related to RESAL and approximately 14% is related to Titan. Due to the concentration of our accounts receivable in two customers, the default by either or both of these customers would have a severe impact on our operating results and financial condition.

We have not generated positive cash flow from operations and our cash flow from operations may be insufficient to meet operating requirements for the foreseeable future.

      We used net cash from operations of $45.0 million in 2001 and $11.0 million in 2002. Also, in connection with our agreements with our customers, we have advanced funds aggregating $5.8 million to a strategic alliance entity in Hawaii to be used primarily for land acquisition, building construction, and for working capital purposes. During the fourth quarter of 2002, Hawaii Pride’s primary customer declared bankruptcy, which resulted in an interruption in their normal business operations. As a result of this deterioration of their business, we determined that it was prudent to record a reserve of $4.4 million for the entire receivable. The RESAL contract requires us to expend significant cash to construct equipment prior to the receipt of the progress payments. Through December 31, 2002 we have cost of goods sold on the RESAL contract of approximately $13.0 million and an unbilled receivable of $17.3 million. We received progress payments of $5.3 million through March 28, 2003. We will continue to receive payments based on the payment schedule in the contract. In addition, we have entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers, of which three are operational and the fourth to be operational in the second quarter of 2003. Based on our customer requirements, we may expend funds to construct and install in-line systems that we will own and operate. We have limited sources of committed liquidity including our cash resources. Titan has extended to us a new $50.0 million senior credit facility secured by substantially all of our assets. As of March 28, 2003, we have obtained $25.0 million under this credit facility. This facility will be subject to limits in the amounts that can be drawn each quarter, subject to financial covenants and affirmative and negative covenants. We do not anticipate making any additional borrowings. No assurance can be given that we will be able to generate sufficient positive cash flow from operations to meet operating requirements for the foreseeable future.

International expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins in both our domestic and our international operations.

      Our success will depend in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our SureBeam systems in other countries. We have received orders to install systems in Saudi Arabia and in Southeast Asia and we are building a service center in Brazil for extending the shelf life of fruits and vegetables. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

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

Public concerns over the irradiation of food could negatively impact market acceptance of our SureBeam process and SureBeam branded food products.

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

Our customer contracts for processing do not obligate our customers to use a minimum amount of irradiation services; only to use us for their irradiation needs, if any.

      Our customer contracts for processing generally provide that the customer is obligated to use our irradiation services for their food irradiation needs, if any. No assurance can be made, however, that our customers will require a significant amount, or any food irradiation services during the term of their respective contracts.

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

      In addition, FDA regulations require that all food that has been irradiated must carry the Radura symbol, an international symbol for irradiation, and state that the product has been “Treated with Radiation” or “Treated by Irradiation” on the label or packaging. States such as Vermont have similar labeling requirements. These labeling regulations may increase the risk that consumers will not purchase goods that have been treated by our products or services, which could negatively impact our revenues.

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

If we cannot effectively manage our anticipated growth, our business prospects, revenues and profit margins may suffer.

      If we fail to effectively manage our anticipated growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add manufacturing, marketing, sales, and other personnel, both domestically and internationally, and expand our manufacturing, irradiation processing and research and development capabilities, we expect that our operating expenses and capital requirements will increase. To effectively manage our anticipated growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our business prospects, revenues and profit margins may suffer.

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

      Our business model depends on the successful deployment of our systems, whether the systems are constructed and installed in our company-owned service centers or in a customer’s production line. A number of factors beyond our control can slow or delay the deployment of our systems such as site preparation, zoning and permitting requirements, the availability of skilled construction personnel and construction equipment, and adverse weather conditions. For example, due to these factors, our service center in Brazil opening has been delayed approximately one year from our original estimates.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, the NASDAQ has proposed revisions to its requirements for companies, such as us, that are listed on the NASDAQ. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The war with Iraq and other events of global instability are likely to have a continuing negative impact on our international operations.

      We have various facilities and projects in countries other than the United States, including Saudi Arabia. Due to the war with Iraq, certain shipments of equipment to Saudi Arabia have been delayed. Continuing war with Iraq or other global instability could cause further delays in Saudi Arabia or otherwise have a negative impact upon our international operations. While the war and other political unrest has not yet posed a direct security risk to our international facilities in Saudi Arabia, or elsewhere, it may cause unforeseen delays in the construction or development of our facilities and may in the future pose such a direct security risk. Our business plan also requires us to enter into new contracts for construction and integration of systems in facilities in other international countries. War and other global instability may cause delays or failures in signing these contracts.

The spread of Severe Acute Respiratory Syndrome may have a continuing negative impact on our operations in Vietnam.

      We have current and anticipated projects in countries in Asia, including Vietnam. Due to the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in Asia, the U.S. State Department has warned U.S. citizens not to travel to Vietnam because of the lack of adequate medical facilities for proper treatment of SARS. Therefore, our personnel who are constructing the system in Vietnam have departed from Vietnam pending resolution of this medical crisis. The departure of our personnel is delaying construction of the systems in Vietnam and we anticipate that these delays will continue until such personnel return to Vietnam to complete the system construction. We can provide no assurance as to when the medical crisis in Vietnam will be resolved or when our personnel will be able to return to Vietnam to complete the system installations. Failure to complete the construction of the systems in Vietnam as scheduled will result in a delay in our receipt of approximately $1.5 million to be paid following such completion. A delay could have a material affect upon our operating results and financial condition.

If our stock price becomes less than $1.00 per share for an extended period, we could be delisted from the NASDAQ.

      Maintaining the listing of our common stock on the NASDAQ National Market is important to us. The delisting of our common stock from the NASDAQ would have a material adverse effect upon the marketability of our common stock and could, among other things, materially and adversely affect our ability to raise additional equity capital or to obtain financing through other sources. The NASDAQ has numerous requirements which must be complied with for a company to maintain its security’s listing on the NASDAQ, one of which is that the minimum bid price of the security must be $1.00 or greater per share. If the price of our common stock were below $1.00 per share for a period of 30 or more consecutive business days, the NASDAQ could take action to delist our common stock from the NASDAQ. While the price of our common stock on the NASDAQ has not traded below $1.00 since our initial public offering, we cannot assure you that the price of our common stock will not fall below $1.00 in the future. On March 20, 2003, the closing price per share of our common stock was $4.01.

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

Risks Related to our Past Relationship with Titan

Our business may suffer because we entered into affiliate agreements with Titan that may not have been based on arms’ length negotiations.

      We have entered into various agreements with Titan including a tax allocation agreement, tax sharing and disaffiliation agreement, license agreement, and credit agreement. Because we were a majority-owned subsidiary of Titan at the time these agreements were entered into, these agreements were negotiated between related parties, and the results may differ from results obtained from arms-length negotiations. Under the license agreement, Titan purchased a perpetual and exclusive, non-royalty bearing license to use our intellectual property on all applications other than the food (excluding water), animal hide and flower markets in return for the following: 1) to make available to us a $50.0 million line of credit, 2) to convert the then current $75.0 million debt owed by us to Titan into equity via an exchange for our stock, and 3) a cash payment of $8.0 million.

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

We entered into a license agreement with Titan that prevents us from capitalizing on newly discovered uses of our technology in applications that are not related to food (excluding water), animal hides and flowers except through a manufacturing contract.

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

      Under the terms of the license agreement with Titan, future sales of electronic irradiation equipment to Titan, if any, will be sold on a cost-plus 20% markup basis, unless otherwise negotiated. Titan is obligated to purchase electronic irradiation equipment it requires, if any, from SureBeam until December 31, 2003, after which it may purchase equipment from any source. Therefore, we anticipate we will receive no further revenue from any commercialization of our licensed technology by Titan or any new applications for our licensed technology developed by Titan, unless Titan chooses to purchase equipment from us or enter into other arrangements with us under which we would receive revenue. Titan is not obligated to purchase any electronic irradiation equipment from us in the future, and should Titan not purchase any electronic irradiation equipment from us, it could have a material adverse effect upon our financial condition and results of operations.

Maintaining the tax-free status of the distribution of our common stock by Titan to its stockholders restricts certain of our activities.

      For the distribution of our stock by Titan to continue to qualify as tax-free, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Titan’s stock that is considered to be part of a plan or a series of related transactions related to Titan’s distribution of our stock to its stockholders. Accordingly, we may be significantly limited in our ability to raise additional equity financing, use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Further, in connection with our spin-off from Titan, we have entered into a tax sharing and disaffiliation agreement that provides for, among other things, an agreement with Titan that if we take any action that causes Titan’s representations with respect to the letter ruling to be untrue or engage in transactions after the distribution that cause the spin-off to be taxable to Titan, we would be required to indemnify Titan for any and all taxes resulting from the failure of the spin-off to continue to qualify as a tax-free transaction. In addition, we may be required to indemnify Titan for half of any taxes incurred as a result of the spin-off if the spin-off is taxable for reasons that were not caused by actions taken by either Titan or us and to share proportionately with Titan such taxes if they are caused by actions by both us and Titan, in proportion to our relative contribution to the imposition of these taxes. Any indemnification payments by us would most likely be material.

Our sales through Titan generally produce lower profit margins than our sales to other parties. A higher percentage of sales through Titan could reduce our overall profit margins.

      Historically, Titan has purchased a substantial amount of equipment from us as a subcontractor, in order to allow Titan to fulfill various contracts. These sales have typically been structured on a fixed price basis or cost-plus basis. Therefore, sales to or through Titan have historically, and likely will in the future, carry a lower profit margin than comparable sales to other parties. A higher percentage of sales through Titan could reduce our overall profit margins.

Risks related to the securities markets and ownership of our common stock

Our securities have not been publicly traded very long and our stock price may be subject to significant fluctuations and volatility.

      The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering on March 16, 2001. Our common stock market price has ranged from a high of approximately $19.45 to a low of approximately $1.46 since such time. These fluctuations could continue. Among the factors that could affect our stock price are:

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

Item 2.	Properties

      Our principal executive offices are located in San Diego, California. We also have a manufacturing facility and service centers located in the United States, as well as a service center in Brazil and a sales office in Saudi Arabia. Information about these facilities is set forth below:

		Approximate
Location	Principal Function	Square Feet	Leased/Owned

Rio de Janeiro, Brazil	Service Center	60,000	Leased
Chicago, Illinois	Service Center/Sales Office	56,000	Leased
Dublin, California	Manufacturing	44,300	Leased
Sioux City, Iowa	Service Center	31,900	Leased
Los Angeles, California	Service Center	31,200	Leased
San Diego, California	Headquarters/Warehouse	28,600	Leased
Omaha, Nebraska	Sales Office	3,900	Leased
Riyadh, Saudi Arabia	Sales Office	3,000	Leased

      Leases for our facilities expire between May 2003 and January 2023. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms. Our principal offices are located in San Diego, California, and consist of approximately 14,400 square feet of office space that we are leasing from WCB Thirty-One Limited Partnership through October 31, 2007. The lease has an option to extend the lease term for an additional five years. We lease approximately 31,900 square feet to operate our company-owned service center located in Sioux City, Iowa. We lease the Sioux City facility pursuant to a sub-lease that expires on February 1, 2020, but which provides us with an option to reduce the term of the lease to a ten-year period. We lease 44,300 square feet of space for our manufacturing facility located in Dublin, California. Our lease for the manufacturing space is on a monthly basis with an option to extend the lease term to five years. We lease approximately 31,200 square feet of space for our service center in Los Angeles, California. Our lease for this company-owned service center expires on January 1, 2014, with an option to extend the lease for an additional eight years. We lease this facility from a customer, which has agreed, to use the facility at a discounted rate, to irradiate its food products that have been tested by us and approved for irradiation by the FDA. In connection with the lease, this customer will receive a portion of the processing revenue generated at this facility. We lease approximately 56,000 square feet to operate our company-owned service center in Chicago, Illinois. Our lease for this processing facility expires on January 31, 2023, with an option to terminate the lease after 12 years. We lease additional space for sales offices in Omaha, Nebraska.

      It is our policy to maintain our properties and equipment in good condition. Existing facilities are considered to be generally suitable and adequate for our present needs.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on The NASDAQ National Market under the symbol “SURE” since our initial public offering on March 16, 2001. As of March 4, 2003, there were approximately 56,800 holders of record of our common stock, excluding beneficial owners of shares held in the names of brokers or other nominees.

      The following table sets forth for the period indicated the high and low closing prices for our common stock as reported by The NASDAQ National Market:

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$10.55	$5.45	$10.19	$7.81
Second Quarter	6.82	4.80	19.45	6.92
Third Quarter	5.70	1.49	17.19	5.45
Fourth Quarter	5.99	1.48	16.75	4.69

      No cash dividends were declared or paid in fiscal 2002. We anticipate that in the foreseeable future we will not pay dividends, but instead retain all available funds to finance internal growth and product development.

Issuance of Securities

      On December 2, 2002, we entered into agreements with investors to sell an aggregate of 5,276,314 shares of our common stock for $4.75 per share, or an aggregate purchase price of approximately $25.1 million. In addition, we issued warrants to purchase 1,319,075 shares of our common stock at an exercise price of $6.00 per share. We issued these shares and warrants to the investors on December 3, 2002. The warrants are exercisable from the date of issuance until December 2, 2007. The shares issued under the agreements were offered through a placement agent, for which services we paid to the placement agent a fee of approximately $1.8 million. After the placement agent fee and before deducting related legal and accounting expenses, we realized net proceeds of approximately $23.3 million. We intend to use the proceeds for working capital needs and general corporate purposes. We issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. All of the shares of common stock issued to the investors or to be issued upon exercise of the warrants issued to the investors were registered for resale on a registration statement on Form S-3, Registration No. 333-101971, which was declared effective on February 12, 2003. Our agreement with the investors requires us to cause the S-3 registration statement to remain effective until the earlier of (a) two years after it is declared effective by the SEC, (b) the date on which each selling stockholder’s shares could be sold in a single three-month period under Rule 144 of the Securities Act, or (c) such time as all the common stock offered by the S-3 registration statement have been sold. We also agreed to indemnify each selling stockholder for claims made against them arising out of, among other things, statements made in the registration statement.

Item 6.	Selected Consolidated Financial Data (in thousands, except for per share data)

      The following data summarizes certain financial data for each of the prior five years ended December 31. The information presented should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Revenues:
Non-affiliated parties	$8,147	$10,849	$29,448	$14,339	$11,184
Investee	9,161	12,151	—	—	—
The Titan Corporation	19,568	18,267	—	—	—

Total revenues	36,876	41,267	29,448	14,339	11,184

Cost of revenues:
Non-affiliated parties	12,390	8,725	19,602	8,576	8,909
Investee	6,753	6,263	—	—	—
The Titan Corporation	11,996	12,115	—	—	—

Total cost of revenues	31,139	27,103	19,602	8,576	8,909

Gross profit	5,737	14,164	9,846	5,763	2,275
Selling, general and administrative expense	26,306	29,554	7,992	4,138	2,067
Stock-based compensation	16,568	54,270	648	—	—
Research and development	817	2,153	524	—	—

Income (loss) from operations	(37,954)	(71,813)	682	1,625	208
Interest income	209	1,267	230	—	—
Interest expense	(1,282)	(7,022)	(3,841)	(1,299)	(1,154)
Other income, net	3,939	874	—	—	—

Income (loss) before income tax provision (benefit)	(35,088)	(76,694)	(2,929)	326	(946)
Income tax provision (benefit)	—	(2,319)	(1,130)	121	(284)

Net income (loss)	$(35,088)	$(74,375)	$(1,799)	$205	$(662)

Basic earnings (loss) per common share:
Net income (loss)	$(0.53)	$(1.36)	$(0.04)	$0.00	$(0.01)

Weighted average shares — basic	66,741	54,534	46,817	46,630	46,584

Diluted earnings (loss) per common share:
Net income (loss)	$(0.53)	$(1.36)	$(0.04)	$0.00	$(0.01)

Weighted average shares — diluted	66,741	54,534	46,817	53,082	46,584

Financial Position
Cash and cash equivalents	$27,336	$4,131	$—	$—	$—
Total assets	151,997	117,784	53,181	23,924	14,192
Subordinated promissory note with The Titan Corporation	—	72,208	58,072	—	—
Senior credit facility with The Titan Corporation	25,000	—	—	—	—
Total stockholders’ equity (deficit)	106,633	28,352	(14,875)	18,287	11,792

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of SureBeam Corporation should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to, those discussed in the “Factors Which May Affect Future Performance” section of Item 1 of this Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements.

      When you read this section of this Form 10-K, it is important that you also read the consolidated financial statements and related notes included elsewhere in this Form 10-K. This section of this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to in this report as well as in the Company’s public filings with the SEC, regarding the risk of gaining consumer acceptance, risks relating to the Company’s history of losses and liquidity and risks of international operations.

Introduction

      SureBeam Corporation was formed in August 2000, in connection with the contribution by The Titan Corporation, or Titan, of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its linear electron beam accelerator business. The historical financial information included in this 10-K for 2000 relates to the three businesses of Titan that comprised this division and not just the electronic food irradiation business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan.

      Titan developed its electron beam process from technology developed under contracts with the federal government related to strategic defense initiatives during the 1980’s. Titan accounted for its electron beam technology business as a separate business segment since 1993. Prior to 1999, substantially all of the revenues of this segment were derived from selling medical equipment sterilization systems and from providing medical equipment sterilization services and, to a lesser extent, from selling linear electron beam accelerator systems for use by the federal government.

      The historical financial information contained herein, except for the historical results as of and for the year ended December 31, 2000, reflects the results of operations and financial condition of the electronic food irradiation business on a stand-alone basis. This discussion and analysis section for the year ended December 31, 2000 is based upon the historical results of operations of Titan’s entire linear electron beam accelerator business, including the medical equipment sterilization business and the linear electron beam accelerator business for government use. The historical results of operations and financial condition of SureBeam are presented as a combination of entities under common control on a historical cost basis in a manner similar to a pooling of interests for all periods presented.

      Prior to August 4, 2000, we derived our revenues from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. After August 4, 2000 our revenues consist of electronic food irradiation system sales, food processing revenue and revenues to Titan. We have three classifications of revenues on our consolidated statements of operations: revenues from non-affiliated parties, revenues from investee and revenues from Titan. Revenues from non-affiliated parties represent all revenue generated from food processing and all electronic food irradiation system sales not associated with RESAL or Titan. All of the revenues from investee relate to our $53.0 million purchase order contract with RESAL. Revenues from Titan represents sales of our electronic irradiation systems and services related to Titan Scan Technologies medical sterilization business, Titan’s government linear accelerator business and revenues in support of Titan’s United States Postal Service contracts. Although Titan has not been an affiliate of SureBeam since August 5, 2002, we classify revenues from Titan separately to provide comparability for earlier periods and to reflect their significant influence over us resulting from our $50.0 million credit facility with them.

      To date, our agreements with the third parties to our strategic relationships represent substantially all of our sales of SureBeam systems for food irradiation. Food processing service revenue was primarily derived in connection with our customer production runs as well as test marketing programs. We expect to derive increased revenues from providing food-processing services in future periods as the use of our systems for commercial processing grows. However, we cannot predict the rate at which market adoption of irradiation will occur and processing volumes increase. We also expect to derive income from food irradiation services through our equity ownership interests in the companies that operate the service centers.

      Revenues derived from electronic food irradiation services are recorded at the time services are performed. Revenues derived from sales of electronic food irradiation systems under fixed-price contracts are accounted for using the percentage-of-completion method of accounting. Revenues from Titan are derived from fixed price contracts, using the percentage-of-completion method of accounting, or cost-plus contracts. These electronic food irradiation systems currently take a total of approximately 12 to 18 months to design, construct, install, integrate and deliver. These systems are highly customized to meet a customer’s strict specifications and require us to construct new facilities or effect significant modifications to existing facilities to ensure efficient operation as they are integrated into the customer’s facilities. We plan to make advances in the technology so that we may deliver complete systems in a shorter time period. If a customer defaults on its payment obligations under a contract accounted for on the percentage-of-completion method of accounting, or the contract is otherwise considered to be impaired, an impairment charge to earnings for the receivable arising from previously recorded revenues in respect of such contract would be taken at that time.

Strategic Alliance

      In June 2001, we received a purchase order contract in the aggregate amount of $50.0 million from RESAL for ten electronic food irradiation systems for the operation of multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates. In May 2002, the purchase order contract for these systems was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. We commenced the construction of these systems for RESAL and recognized and recorded, under the percentage-of-completion method of accounting, $21.3 million in revenue on this contract through December 31, 2002, of which $12.1 million and $9.2 million was recognized during the years ended December 31, 2001 and 2002, respectively. Revenues derived from this purchase order contract are classified as revenues from investee in the accompanying consolidated statements of operations. Certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed due to the war in Iraq and we anticipate that our other scheduled shipments to Saudi Arabia will be similarly delayed, pending resolution of the war. We had anticipated milestone payments during 2003 of $24.9 million. We anticipate shipping upon resolution of the war in the Middle East. The remaining systems are scheduled to be shipped within the next 15 to 18 months thereafter. We received payments aggregating $5.3 million through March 25, 2003 based on milestone payments and expect to continue to receive additional milestone payments as they become due and payable until the contract is complete.

      In April 2002, we formed a joint venture under the name SureBeam Middle East, LLC. with RESAL. SureBeam Middle East, LLC. will provide, among other things, food irradiation services through the three planned service centers in the Saudi Arabia region. As of December 31 2002, we owned a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. We account for our ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s amended purchase order contract may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from the third party investors. As of December 31, 2002, a portion of the purchase order contract has been assigned to SureBeam Middle East, LLC. As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenue from investee and we have eliminated our 19.9% interest in the gross profit recognized under the percentage-of-completion method of accounting in connection with the current purchase order. We estimate that the total profit under the current purchase order contract that will be eliminated as a result of our equity interest in SureBeam Middle East, LLC. will be approximately $4.5 million to $5.5 million. Pursuant to the joint venture agreement, for five years following the date of SureBeam Middle East, LLC.’s commercial registration, SureBeam Middle East, LLC. has an exclusive right of first negotiation to negotiate and enter into agreements to provide irradiation services for the treatment of food products (excluding water), animal hides and flowers in Saudi Arabia, Egypt, Lebanon, Syria, Iraq, Iran, Libya, Tunisia and Algeria. The joint venture will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

Acquisition

      In May 2000, Tech Ion Industrial Brasil S.A., or Tech Ion, placed purchase orders with us for eleven electronic food irradiation systems, which we expected to result in approximately $55.0 million in revenue over the next three years, including $22.4 million that was recognized through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, and Titan SureBeam Brazil Inc., our wholly owned subsidiary, was to provide, among other things, food irradiation services through four planned service centers. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, we entered into a stock purchase agreement with Tech Ion to purchase an additional 60.1% of SureBeam Brasil, bringing our total equity ownership in SureBeam Brasil to 80.1%. In connection with the additional equity interest, we paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the nationalization of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. We also exchanged our trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan we had previously made to Tech Ion for building improvements and equipment. We have recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeds the fair value of the assets purchased. The intangible asset represents a favorable land lease and location next to the Rio de Janeiro CEASA, the depot for fresh food distribution in Rio de Janeiro, and the license granted by CNEN, Brazil’s Nuclear Regulatory Commission, for the use of our technology in Brazil, the only electronic food irradiation license granted to date by CNEN. Tech Ion obtained these items for SureBeam Brasil and they are being amortized on a straight-line basis over five years, the free rent period of the ten-year lease. On April 1, 2002, the remaining $1.5 million owed us by Tech Ion was exchanged for its remaining 20.0% interest in SureBeam Brasil. The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001. Due to the exchange we recorded an additional $700,000 as an intangible asset that will be amortized over the remaining 54-month life of the existing intangible asset. The remaining $800,000 was recorded as part of the service center building cost. We estimate that the first service center in Brazil will become operational in the second quarter of 2003 and we will be obligated to provide additional working capital to fund its operations through its startup phase and until it can generate its own cash needs.

Results of Operations (in thousands)

	Year Ended December 31,

	2002	2001	2000

Total revenues	$36,876	$41,267	$29,448
Total cost of revenues	31,139	27,103	19,602

Gross profit	5,737	14,164	9,846
Selling, general and administrative expense	26,306	29,554	7,992
Stock-based compensation	16,568	54,270	648
Research and development	817	2,153	524

Income (loss) from operations	(37,954)	(71,813)	682

Interest expense, net	(1,073)	(5,755)	(3,611)
Other income, net	3,939	874	—
Income tax benefit	—	(2,319)	(1,130)

Net loss	$(35,088)	$(74,375)	$(1,799)

As a Percentage of Revenues

	Year Ended December 31,

	2002	2001	2000

Total revenues	100.0%	100.0%	100.0%
Total cost of revenues	84.5	65.7	66.6

Gross profit	15.5	34.3	33.4
Selling, general and administrative expense	71.3	71.6	27.1
Stock-based compensation	44.9	131.5	2.2
Research and development	2.2	5.2	1.8

Income (loss) from operations	(102.9)	(174.0)	2.3

Interest expense, net	(2.9)	(13.9)	(12.3)
Other income, net	10.7	2.1	—
Income tax benefit	—	(5.6)	(3.8)

Net loss	(95.2)%	(180.2)%	(6.1)%

Revenue Classifications

	Year Ended December 31,

	2002	2001	2000

Non-affiliated parties	$8,147	$10,849	$29,448
Investee	9,161	12,151	—
The Titan Corporation	19,568	18,267	—

Total	$36,876	$41,267	$29,448

Revenue Classifications as a Percentage of Total Revenues

	Year Ended December 31,

	2002	2001	2000

Non-affiliated parties	22.1%	26.3%	100.0%
Investee	24.8	29.4	—
The Titan Corporation	53.1	44.3	—

Total	100.0%	100.0%	100.0%

Revenues

      We have three classifications of revenues on the face of our consolidated statements of operations: revenues from non-affiliated parties, revenues from investee and revenues from Titan. Revenues from non-affiliated parties represent all revenue generated from food processing and all electronic food irradiation system sales not associated with RESAL or Titan. Revenues from investee represent electronic food irradiation system sales generated from RESAL. To date, all of the revenues from investee relate to our $53.0 million RESAL purchase order contract. Revenues from Titan represents sales of our electronic irradiation systems and services related to Titan Scan Technologies medical sterilization business, Titan’s government linear accelerator business and revenues in support of Titan’s United States Postal Service contracts. Although Titan has not been an affiliate of SureBeam since August 5, 2002, we classify revenues from Titan separately to provide comparability for earlier periods.

      Prior to August 4, 2000, we derived our revenues from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. Our total revenues increased from $29.4 million in 2000 to $41.3 million in 2001 and decreased from $41.3 million to $36.9 million in 2002. Excluding the effects of revenues derived from the government linear accelerator business and medical equipment sterilization, which are no longer part of our business, our revenues increased from $25.2 million in 2000 to $41.3 million in 2001 and decreased from $41.3 million in 2001 to $36.9 million.

      Revenues from non-affiliated parties. Revenues from non-affiliated parties decreased from $29.4 million in 2000 to $10.8 million in 2001 and from $10.8 million in 2001 to $8.1 million in 2002. Prior to August 4, 2000, we derived our revenues from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. Subsequent to August 4, 2000, revenues from non-affiliated parties represents electronic food irradiation system sales and food processing revenues. Excluding the effects of revenues derived from the government linear accelerator business and medical equipment sterilization, which are no longer part of our business, our revenues decreased from $25.2 million in 2000 to $10.8 million in 2001 and from $10.8 million in 2001 to $8.1 million in 2002.

      For the year ended December 31, 2000, we had electronic food irradiation system sales and food processing revenues of $25.2 million or 86% of total revenues. Of this $25.2 million, 97%, or $24.5 million, was derived from sales of electronic food irradiation systems primarily from three customers and 3%, or $700,000, was derived from food processing services. Revenues derived from medical sterilization systems sales were $449,000 or 1% of total revenues. Revenues derived from medical equipment sterilization services were $2.8 million or 10% of total revenues and revenues derived from the sale of linear electron beam accelerators sold to the federal government were $941,000 or 3% of total revenues. The sales of electronic food irradiation systems for 2000 were recorded in connection with our contracts with Hawaii Pride LLC, or Hawaii Pride, Tech Ion and Texas A&M University.

      For the year ended December 31, 2001, we had electronic food irradiation system sales and food processing revenues of $10.8 million or 26% of total revenues. Of this $10.8 million, 91%, or $9.8 million, was derived from sales of electronic food irradiation systems primarily from two customers and 9%, or $1.0 million, was derived from food processing services. The 2001 sales of electronic food irradiation systems decreased due to the completion of our Hawaii Pride contract during 2000, reduced revenue on our Texas A&M University contract as well reduced revenue from our contract with Tech Ion prior to the execution of the stock purchase agreement with Tech Ion.

      For the year ended December 31, 2002, we had electronic food irradiation system sales and food processing revenues of $8.1 million or 22% of total revenues. Of this $8.1 million, 87%, or $7.0 million, was derived from sales of electronic food irradiation systems primarily from three customers and 13%, or $1.1 million, was derived from food processing services. The reduced sales of electronic food irradiation systems was related to lower revenue from our contract with Texas A&M University that was completed in the third quarter of 2002, plus lower revenue from the two new contracts, Vietnam and Salubris, versus revenue recorded on Tech Ion in 2001. In the future we expect to sign additional electronic food irradiation systems sales contracts and process additional pounds in our service centers, which we expect will increase revenues from non-affiliated parties.

      Revenue from food irradiation system sales have declined in each of the last two years. This reduction is the result of the completion of the Hawaii Pride and Texas A&M University contracts and the acquisition of the Tech Ion contract while new contracts have not generated the same level of revenue.

      During 2002 we made significant advances in implementing our strategy. The volume of food products processed at our service centers in 2002 increased by 33% from 2001 increasing from 11.1 million pounds to 14.8 million pounds. In addition, we have experienced a significant increase in the number of customers testing products at our Sioux City, Chicago, and Los Angeles service centers and in the number of potential customers, which are currently in discussions with us regarding the use of our electronic food irradiation technology. Many of these discussions are preliminary and no assurance can be made that we will enter into agreements with these potential customers, or that any agreements we enter into with these customers will prove to be profitable to us. We have expanded the types of packaging configurations that we can process using our patented technology and our customers have increased the kinds of products we are processing for them. We believe the increased level of processing by our customers and the agreement to construct and install in-line systems indicate an increasing level of consumer acceptance of electronically irradiated food products. This acceptance is further evidenced by the recent introduction of electronically irradiated food products by several restaurants, as well as major retail grocery stores, in the United States. For 2002, food processing services represented a small portion, or 3%, of our total revenues versus system sales.

      Revenues from Investee. Revenues from investee represent electronic food irradiation system sales generated from RESAL. To date, all of the revenues from investee relate to our $53.0 million RESAL purchase order contract. Revenues from investee decreased from $12.1 million in 2001 to $9.2 million in 2002. In the fourth quarter 2001 and the first quarter of 2002, we reduced our activities on this contract to focus our efforts on the United States Postal Service contract in which we were the prime sub-contractor for Titan. We expect the revenues from investee to increase over the next year as we continue to progress on this purchase order contract.

      Revenues from The Titan Corporation. Revenues from Titan represents sales of our electronic irradiation systems and services related to Titan Scan Technologies medical sterilization business, Titan’s government linear accelerator business and revenues in support of Titan’s United States Postal Service contracts. Although Titan has not been an affiliate of SureBeam since August 5, 2002, we classify revenues from Titan separately to provide easier comparability to earlier periods and reflect their significant influence which results from our $50.0 million credit facility from them. Revenues for Titan increased from $18.3 million in 2001 to $19.6 million in 2002. Included in the revenues from Titan for the years ended December 31, 2001 and 2002, is $12.5 million and $8.1 million, respectively, of revenue recognized in support of Titan’s United States Postal Service contract for which we are the main sub-contractor. The remaining revenues were primarily related to revenues recognized from the sale of medical equipment sterilization systems using the percentage-of-completion method of accounting. We entered into an exclusive contract for the sale of systems and integration services to Titan and its affiliates. Titan will be obligated to purchase its requirements for linear accelerators and systems from us through December 31, 2003 and was required to purchase integration services through December 31, 2002, subject to some limited exceptions. Equipment and services will be provided at our cost-plus a 20% mark-up unless both parties agree to other terms with respect to any purchase order. Titan has no guaranteed purchases under this agreement and we cannot predict the number of systems or amount of services that will be purchased; however, we expect revenue from Titan to decrease from 2001 and 2002 levels.

Gross Profit

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

      Our gross profit margin was flat from 2000 to 2001 and decreased from 34% in 2001 to 16% in 2002. The decrease is due to a negative gross profit on food processing, underutilization of the service centers, opening of new facilities during late 2001 and 2002 and higher percentage of revenues from Titan, which have a lower gross profit than systems sales from non-affiliated parties and systems sales to the investee. We are projecting that our gross profit will improve and eventually increase significantly as the service centers become fully utilized. Our pounds processed increased by 71% from 2000 to 2001, increasing from 5.9 million pounds to 11.1 million pounds. Our pounds processed increased 33% from 2001 to 2002, increasing from 11.1 million pounds to 14.8 million pounds. The service centers are highly capital intensive and increased volumes are the key to our profitability. If significant increased in volumes are not realized, our gross profit will continue to suffer.

Segment Financial Data

      We report our business segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). We have established three operating and reportable segments: food processing services, system sales and support and medical sterilization services.

      Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment gross profit or loss includes substantially all of the segment’s direct costs of operations. Costs for accounting, sales and marketing, administrative and legal activities, as well as gains and losses, interest income and expense and income taxes are managed at the corporate segment. We evaluate segment performance based on gross profit or loss. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

      Prior to August 4, 2000, all of our revenues were derived from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. After August 4, 2000 our revenues consist of electronic irradiation system sales and food processing revenue.

      The food processing services segment which was established in August 2000, represents all irradiation services from the company owned service centers for all food (excluding water), flowers and animal hides. The processing services apply a specific dose of irradiation to the product as it passes through our system. Revenues are recognized at the time the processing is completed. The costs associated with this segment represent the operating costs of the service center, which include labor, utilities, depreciation and supplies.

      The system sales and support segment represents revenues derived from sales of electronic irradiation systems and support for food services, medical sterilization services and mail sanitation services. Also included are revenues related to selling linear electron beam accelerator systems for use by the federal government. System sale revenues for this segment are recognized using the percentage-of-completion method of accounting for fixed price contracts and time and materials plus a fee for cost-plus contracts, which are recognized at the time services are performed. The costs associated with this segment represent the labor, material and overhead allocated to the specific contracts.

      The medical sterilization services segment represents all irradiation services performed at Titan owned service centers for medical sterilization. This segment terminated on August 4, 2000.

      The following tables summarize segment data for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Revenues:
Food processing services	$1,079	$1,014	$700
System sales and support	35,797	40,253	25,921
Medical sterilization services	—	—	2,827

	$36,876	$41,267	$29,448

	2002	2001	2000

Gross profit (loss):
Food processing services	$(6,000)	$(1,729)	$(1,373)
System sales and support	11,737	15,893	11,372
Medical sterilization services	—	—	(153)

	$5,737	$14,164	$9,846

Revenues

      Food processing services. Revenues food processing services increased from $700,000 in 2000 to $1.0 million in 2001 and from $1.0 million in 2001 to $1.1 million in 2002. The increase was due to the increased number of pounds being processed at our service centers. We began processing food at our Sioux City, Iowa service center in April 2000. Food processing services performed at our Sioux City service center accounted for all of our food processing services revenue for 2000 and 2001. We began processing in our Chicago, Illinois service center in the first quarter of 2002 while we began processing in our Los Angeles, California service center in the first quarter 2003. We expect to begin processing in our Rio de Janeiro, Brazil service center in the second quarter of 2003.

      The volume of food products processed at our service centers in 2001 increased by 88% from 2000 increasing from 5.9 million pounds to 11.1 million pounds. During 2002, we made significant advances in implementing our strategy as electronically irradiated fresh ground beef was introduced into the marketplace. The volume of food products processed at our service centers in 2002 increased by 33% from 2001 increasing from 11.1 million pounds to 14.8 million pounds. Revenues from food products processed increased 6% or 27 percentage points less than the increase in pounds due to a lower average per pound processing fee as a result of an increase in commercial processing versus product testing which is at a higher fee. In addition, we have experienced a significant increase in the number of customers testing products at our Sioux City, Chicago, and Los Angeles service centers and in the number of potential customers, which are currently in discussions with us regarding the use of our electronic food irradiation technology. Many of these discussions are preliminary and no assurance can be made that we will enter into agreements with these potential customers, or that any agreements we enter into with these customers will prove to be profitable to us. We have expanded the types of packaging configurations that we can process using our patented technology and our customers have increased the kinds of products we are processing for them. We believe the increased level of processing by our customers indicate an increasing level of consumer acceptance of electronically irradiated food products. This acceptance is further evidenced by the recent introduction of electronically irradiated food products by several restaurants, as well as major retail grocery stores, in the United States. Electronically irradiated fresh ground beef was first introduced into a test market of 13 grocery stores in January 2002. As of December 31, 2002, this irradiated fresh ground beef was in approximately 1,500 grocery stores and sales were approximately 45 pounds per store per week. As of March 24, 2003 SureBeam processed fresh ground beef is sold in approximately 4,600 stores. For 2002, 2001 and 2000, food-processing services represented a small portion, or 3%, 2%, and 2%, respectively, of our total revenues.

      System sales and support. Systems sales and support revenues increased from $25.9 in 2000 to $40.3 million in 2001 and decreased from $40.3 million in 2001 to $35.8 million in 2002. The system sales and support segment consists of sales of electronic irradiation systems for food services, medical sterilization services, mail sanitation services and sales to the federal government. For the year ended December 31, 2000, we had electronic food irradiation system sales of $24.5 million primarily to three customers. Revenues derived from medical sterilization systems sales were $449,000 and revenues derived from the sale of linear electron beam accelerators sold to the federal government were $941,000 for the year ended December 31, 2000. The sales of electronic food irradiation systems for 2000 were recorded in connection with our contracts with Hawaii Pride LLC, or Hawaii Pride, Tech Ion and Texas A&M University.

      For the year ended December 31, 2001, we had electronic food irradiation system sales of $22.0 million primarily from three customers. Revenues derived from medical sterilization systems sales were $5.8 million and revenues derived from mail sanitation systems sales were $12.5 million. The 2001 sales of electronic food irradiation systems decreased due to the completion of our Hawaii Pride contract during 2000, reduced revenue on our Texas A&M University contract and reduced revenue from our contract with Tech Ion prior to the execution of the stock purchase agreement with Tech Ion which was offset by the new RESAL purchase order contract.

      For the year ended December 31, 2002, we had electronic food irradiation system sales of $16.2 million primarily from four customers. Revenues derived from medical sterilization systems sales were $11.5 million and revenues derived from mail sanitation systems sales were $8.1 million. The reduced sales of electronic food irradiation systems was related to lower revenue from our contract with Texas A&M University that was completed in the third quarter of 2002, plus lower revenue from the two new contracts, Vietnam and Salubris, when compared to revenue recorded on Tech Ion and RESAL in 2001. The mail sanitation revenue was down due to the closeout of the initial United States Postal Service contract. In the future we expect to sign additional electronic food irradiation systems sales contracts and we believe that we will experience a decrease in the revenues from medical sterilization system sales and mail sanitation system sales.

      Medical sterilization service. Medical sterilization service revenue decreased from $2.8 million in 2000 to zero in the future years. In 2000, the medical sterilization business was incorporated in our revenues through August. SureBeam Corporation was formed in August 2000, in connection with the contribution by Titan, of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its linear electron beam accelerator business. The medical sterilization services segment became part of Titan as of August 2000.

     Gross Profit or Loss

      Food processing services. The gross loss on the food processing services segment increased from $1.4 in 2000 to $1.7 million in 2001 and from $1.7 million in 2001 to $6.0 million in 2002. Our service centers are very capital intensive and have high fixed costs associated with their operations and this along with their underutilization results in losses. We began operations in our Sioux City service center in April 2000. The increased gross loss from 2000 to 2001 was a result of an entire year of costs for our Sioux City service center for 2001 as compared to nine months in 2000. The increased gross loss from 2001 to 2002 was a direct result of our Chicago service center becoming operational in the first quarter of 2002 and our Los Angeles service center becoming operational in the fourth quarter of 2002 which added costs but minimal revenue. We expect the utilization in our service centers to increase in the future enabling us to cover both our fixed and variable costs of operating the service centers.

      System sales and support. Gross profit on the system sales and support segment increased from $11.4 in 2000 to $15.9 million in 2001 and decreased from $15.9 million in 2001 to $11.7 million in 2002. As a percentage of systems sales and support revenue the gross margin decreased from 44% in 2000 to 39% in 2001 and from 39% in 2001 to 33% in 2002. The reduction is due primarily to the increased percentage of medical sterilization systems sales, which have a lower gross margin than our food irradiation system sales and our mail sanitation system sales. Our medical sterilization system sales are with Titan which historically been priced as cost-plus 20% fixed fee contracts. We believe that as our food irradiation system sales become a greater percentage of our revenue our gross margins will increase.

      Medical sterilization service. The gross margin on the medical sterilization service segment was low due to the underutilization of the existing service centers.

Selling, General and Administrative

      Our selling, general and administrative expenses consist primarily of personnel costs, occupancy costs, staff recruiting costs, travel expenses, depreciation expense, selling expenses, marketing and promotional costs and amortization of intangible assets. Administrative expenses also include an expense allocation from Titan through August 4, 2002, the date of our spin off from Titan, for its performance on our behalf of routine corporate services, including insurance, employee benefits, payroll, tax services and management information systems and support.

      Our selling, general and administrative expense increased from $8.0 million in 2000 to $29.6 million in 2001 and decreased from $29.6 million in 2001 to $26.3 million in 2002. As a percentage of total revenues, selling, general and administrative expenses increased from 27% in 2000 to 72% in 2001 and decreased from 72% in 2001 to 71% in 2002. The increase in 2001 was a result of increased sales and marketing expenses of $7.2 million related to brand awareness campaigns and advertising, increased legal expense of $3.0 million related to patent litigation, increased bonus expense of $2.5 million, increased impairment charge of $1.4 million related to the Hawaii Pride receivable and other increased expenses, such as personnel cost and added travel, to build our current infrastructure. The decrease of $3.2 million from 2001 to 2002 resulted from decreased legal fees of $1.7 million resulting from the settlement of the patent infringement case, decreased bonus expense of $1.6 million, decreased amortization of $2.7 million related to the intangible asset that was fully amortized in the first quarter of 2002, which was offset by a $3.0 million increase in impairment charges related to the Hawaii Pride receivable. Sales and marketing as well as personnel costs remained relatively flat over 2001 to 2002. We expect the selling, general and administrative expenses to increase in total but reduce as a percentage of revenue in the future, as we continue to increase sales and marketing expenses as we expand our processing and brand awareness and continue build our infrastructure based on our expected growth.

Stock-Based Compensation

      Our stock-based compensation increased from $648,000 in 2000 to $54.3 million in 2001 and decreased from $54.3 million in 2001 to $16.6 million in 2002. During 2000, we granted options under the 2000 Stock Option and Incentive Plan and recorded deferred stock-based compensation of $3.2 million for which the fair market value on the date of grant exceeded the exercise price. We recognized stock-based compensation on these options of $648,000, $808,000 and $808,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Unamortized deferred stock-based compensation for these options at December 31, 2002 was $967,000. During 2001, in connection with the completion of our initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, since substantial portions of these options were vested at the time of completion of the public offering, stock-based compensation of approximately $38.7 million was immediately expensed at that time. The remaining deferred stock-based compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of these options. There was no stock-based compensation for these options during 2000 and we recorded a total of $53.5 million and $15.8 million of stock-based compensation related to these options during 2001 and 2002, respectively. In conjunction with the completion of our spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested, which resulted in increased amortization of the deferred stock-based compensation charges for this plan for the three months ended September 30, 2002 by $2.9 million. Unamortized deferred stock-based compensation for these options at December 31, 2002 was $9.4 million. We expect the stock-based compensation to decrease over the next two years due to options becoming fully vested and the Titan employees and directors accelerated vesting in 2002 related to our spin-off.

Research and Development

      Our research and development expenses increased from $524,000 in 2000 to $2.2 million in 2001 and decreased from $2.2 million in 2001 to $817,000 in 2002. Research and development expenses, as a percentage of total revenues increased from 2% in 2000 to 5% in 2001 and decreased from 5% in 2001 to 2% in 2002. Excluding the impact from the medical equipment sterilization business and the government linear accelerator business, research and development expenses increased from $499,000 in 2000 to $2.2 million in 2001 and decreased from $2.2 million in 2001 to $817,000 in 2002. The increased research and development expense in 2001 related to the development of our high power x-ray linear accelerator and our split-beam linear accelerator. Extensive work was performed on the projects causing higher research and development expenses in 2001. Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M University on several research projects, which include studies on flavor profiles, viral destruction, food products applications and consumers’ willingness to pay more for irradiated foods. In addition, we often benefit from the research and development efforts of our component suppliers. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts. We expect future research and development expense to increase as we utilize the Texas A&M University facility as well as develop the next generation of equipment.

Interest Income

      Our interest income increased from $230,000 in 2000 to $1.3 million in 2001 and decreased from $1.3 million in 2001 to $209,000 in 2002. There was no impact on interest income from the medical sterilization business or the government linear accelerator business in 2000. During 2001, our investments and cash generated $1.3 million of interest income that was directly related to the investment of proceeds we received from our initial public offering on March 16, 2001. Our cash, cash equivalents and investments were reduced to $7.9 million as of December 31, 2001. The decrease from 2001 was a direct result of the reduced cash, cash equivalents and investment balance that we had during 2002. We expect our interest income to increase in 2003 based on our cash and cash equivalents position of $27.3 million at December 31, 2002. These funds were received in conjunction with our private placement in the fourth quarter of 2002. We also expect to receive additional funds from food processing services and system sales.

Interest Expense

      Our interest expense increased from $3.8 million in 2000 to $7.0 million in 2001 and decreased from $7.0 million in 2001 to $1.3 million in 2002. There was no impact on interest expense from the medical sterilization business or the government linear accelerator business 2000. The increased interest expense is due to the increased borrowing on the subordinated note payable to Titan in 2001. Titan agreed to lend us a maximum amount of $75.0 million including accrued interest to fund working capital requirements. In 2001, Titan agreed to exchange up to $75.0 million of our debt for additional Class B and Class A shares of our common stock and $2.0 million and $73.0 million was exchanged during 2001 and 2002, respectively. The decrease in interest expense from 2001 was a direct result of the conversion of the subordinated note payable to Titan. Additionally, Titan has extended a $50.0 million senior secured credit facility to us that allows us to borrow, in addition to our previous borrowing, up to $12.5 million per quarter during in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. We have borrowed $25.0 million against this senior credit facility at December 31, 2002. Based on this balance outstanding, we expect interest expense to increase in the future until the balance is repaid to Titan.

Other Income (Expense), Net

      Our other income, net increased from $874,000 in 2001 to $3.9 million in 2002. The increase is a result of recording $4.0 million of licensee fee income in 2002 as compared to $1.0 million in 2001. During the fourth quarter of 2001, Titan agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food (excluding water), animal hide and flower markets for $8.0 million. Cash received from this agreement has been deferred and is being recognized ratably over two years. As such, $1.0 million of license fee income is recorded in each quarter for eight quarters, beginning in the fourth quarter of 2001. The license fee income was offset by realized losses of $30,000 and $126,000 for the years ended December 31, 2002 and 2001, respectively, associated with the investments available for sale. Additionally, we recorded a loss on the disposal of assets in 2002 of $46,000. We expect our other income, net to decrease in 2003 based on the completion of the recognition of the license fee income in the third quarter of 2003.

Income Taxes

      Income taxes reflect effective benefit rates of 39% in 2000, 3% in 2001 and 0% in 2002. Prior to the spin-off, we were included in the consolidated federal income tax return of Titan. Pursuant to our tax sharing agreement, Titan will compensate us for any tax benefit received by Titan from the use of our net operating losses in their consolidated federal income tax return. The amount is payable on the earlier of when we could have used the loss ourselves or when the losses expire (20 years). We had an operating loss for the years ended December 31, 2001 and 2002, and expect to continue to incur losses for the remainder of 2003. Our tax benefit is dependent upon the usage of our losses by Titan. To date, a receivable of $2.3 million has been recognized in connection with the use of our losses by Titan. An additional amount may be recognized depending upon our future profitability. In conjunction with the spin-off, we have been subsequently deconsolidated from Titan and the tax sharing agreement between us and Titan will no longer apply to tax years beginning on or after August 6, 2002.

Net Loss

      Our net loss increased from $1.8 million in 2000 to $74.4 million in 2001 and decreased from $74.4 million in 2001 to $35.1 million in 2002. Excluding the impact of the stock-based compensation, our net loss increased from $1.2 million in 2000 to $20.1 million in 2001 and decreased from $20.1 million in 2001 to $18.5 million in 2002. We expect that our net loss will continue to decrease as we increase our gross profit by adding capacity through our company owned service centers and reduce the percentage of revenues derived through sales to Titan, which historically have lower gross margins than our systems sales to other parties and we continue to monitor our expenses.

Liquidity and Capital Resources

      We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct company-owned service centers and systems, to construct systems for Texas A&M, to expand our manufacturing capacity, and to fund our working capital requirements. We spend significant funds to construct systems for our strategic alliances in advance of payment. We also are spending significant funds to construct new company-owned service centers and systems in anticipation of future demand. These service centers have operated at losses using significant funds. At December 31, 2002, we had available cash and cash equivalents of $27.3 million.

      Since our initial public offering on March 16, 2001, our cash requirements have been met through proceeds of approximately $59.8 million, net of underwriting commissions, fees and other offering costs, from our initial public offering, approximately $3.0 million in advances under the $75.0 million credit facility, $25.0 million in advances on the $50.0 million senior secured credit facility with Titan discussed below, payments from contracts for work performed both from Titan and other outside parties on system sales, payments totaling $8.0 million from Titan associated with the perpetual license related to non-food items and approximately $23.3 million net of underwriting commissions, fees and other offering costs, from our private placement transaction in the fourth quarter of 2002. In connection with the contribution by Titan to SureBeam in August 2000, we assumed the cumulative advances of approximately $39.0 million, as evidenced by a subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum amount of $75.0 million, including accrued interest, and we borrowed $75.0 million. The promissory note was due in August 2005 and bore interest at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate under its senior credit facility. On December 31, 2001, $2.0 million of the subordinated note payable to Titan was exchanged for 190,385 shares of our Class B common stock. Additionally, the remaining $73.0 million of the subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of our Class A common stock and 3,225,765 shares of our Class B common stock.

Status of Our $50.0 Million Credit Facility with Titan

      During 2002, Titan extended a $50.0 million senior secured credit facility to us. As of March 28, 2003, we have borrowed $25.0 million on this credit facility and we have up to a maximum of $25.0 million available. The credit facility allows us to borrow, in addition to our previous borrowings, up to $12.5 million per quarter through the fourth quarter of 2003, subject to the $50.0 million cumulative limitation on borrowing. We have not borrowed additional amounts on the credit facility since October 30, 2002. We do not anticipate borrowing additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding. As of December 31, 2002, we were in compliance with all covenants of the credit facility.

      Under our credit facility we are obligated to make minimum quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and, all remaining principal by December 31, 2005. In addition, with some exceptions, we are obligated to use net proceeds from the sale of assets and securities to repay amounts advanced under the credit facility. The interest rate is Titan’s effective weighted average term debt rate under Titan’s credit agreement plus three percent. As of December 31, 2002, the interest rate on the credit facility was 8.08%. Interest is payable monthly beginning in January 2003. In January 2003, we paid $914,000 to Titan for 2002 interest under the credit facility. The credit facility is secured by a first priority lien on all of our assets.

Credit Facility Availability

      For the quarter ending March 31, 2003, the maximum amount available for borrowing is $12.5 million. The maximum amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan.

      If actual EBITDA is negative $2.4 million or higher for the quarter ending March 31, 2003, then up to 100% of the quarterly maximum or $12.5 million will be available for borrowing during the quarter ending June 30, 2003. If our actual EBITDA is negative $3.0 million during the quarter ending March 31, 2003, then up to 50% of the quarterly maximum or $6.3 million will be available for borrowing during the quarter ending June 30, 2003. If our actual EBITDA is between negative $2.4 million and negative $3.0 million during the quarter ending March 31, 2003, then the maximum amount available for borrowing during the quarter ending

June 30, 2003 shall be determined by linear interpolation between $6.3 million and $12.5 million. If our actual EBITDA is lower than negative $3.0 million for the quarter ending March 31, 2003, no amounts will be available for borrowing through the credit facility during the quarter ending June 30, 2003.

      For the quarter ending June 30, 2003, our target EBITDA is $505,000. If our actual EBITDA for the quarter ending June 30, 2003 is positive, but less than $126,000, or 25% of the target EBITDA, then the maximum amount available in the quarter ending September 30, 2003, would be $5.0 million, provided that no amounts would be available unless we covenant during the quarter ended September 30, 2003 to limit our total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. No amounts would be available under the credit facility during the quarter ended September 30, 2003, if we have negative EBITDA for the quarter ending June 30, 2003. If our actual EBITDA for the quarter ended June 30, 2003 is $126,000, or 25% of the target EBITDA, then the maximum amount available in the quarter ended September 30, 2003, would be $6.3 million or 50% of the quarterly maximum and for each percentage of actual EBITDA above $126,000, or 25% of target EBITDA, the percentage of the quarterly maximum above 50% would be increased on a pro rata basis.

      For the quarter ending September 30, 2003, our target EBITDA is $4.1 million. Therefore, if our actual EBITDA for the quarter ended September 30, 2003 is positive, but less than $1.0 million, or 25% of the target EBITDA, then the maximum amount available in the quarter ended December 31, 2003, would be $5.0 million, provided that no amounts would be available unless we covenant during the quarter ended December 31, 2003 to limit our total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. No amounts would be available under the credit facility during the quarter ending December 31, 2003, if we have negative EBITDA for the quarter ending September 30, 2003. If our actual EBITDA for the quarter ended September 30, 2003 is $1.0 million, or 25% of the target EBITDA, then the maximum amount available in the quarter ended December 31, 2003, would be $6.3 million or 50% of the quarterly maximum and for each percentage of actual EBITDA above $1.0 million, or 25% of target EBITDA, the percentage of the quarterly maximum above 50% would be increased on a pro rata basis.

Credit Facility Limitation on Capital Expenditures

      The Titan credit facility contains certain covenants, which act to limit our capital expenditures. If our revenue for any quarter in 2002 is greater than 85% of the quarterly revenue target set forth in our annual operating plan for such quarter, we have agreed that we will not incur cumulative capital expenditures during the next quarter (including capital expenditures incurred during such quarter and all prior quarters during 2002) greater than $500,000 in excess of the capital expenditure budget for that next quarter and all prior quarters during 2002, set forth in our annual operating plan.

      Our quarterly revenue target for the quarter ended December 31, 2002, was $12.5 million. Our revenues for the quarter ended December 31, 2002 were $12.1 million, which were in excess of $10.6 million or 85% of our quarterly revenue target for such fiscal quarter. Therefore, we could have capital expenditures in the quarter ending March 31, 2003 of up to approximately $19.6 million. There is no capital expenditure covenant subsequent to March 31, 2003.

Credit Facility Limitation on Operating Expenses

      The Titan credit facility contains certain covenants, which act to limit the amount of operating expenses which we may incur.

      If our revenue for any quarter in 2002 is greater than 85% of the quarterly revenue target set forth in the annual operating plan for such quarter, then for the following quarter, we may not incur operating expenses in excess of $500,000 more than the operating expenses, (excluding amortization and depreciation included in operating expenses), for such quarter as set forth in the annual operating plan. Under certain circumstances we may incur additional operating expenses if we had unutilized availability from previous quarters.

      As noted above, our revenue for the quarter ended December 31, 2002, was greater than $10.6 million, or 85% of our quarterly revenue target of $12.5 million in our annual operating plan for the quarter, then during the quarter ending March 31, 2003, we may not incur operating expenses in excess of $7.9 million or $500,000 more than the operating expenses set forth in our annual operating plan. There is no operating expense covenant subsequent to March 31, 2003.

      The credit agreement also includes covenants limiting our incurrence of debt, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring us to maintain specific financial ratios.

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

      On December 2, 2002, we entered into agreements with investors to sell an aggregate of 5,276,314 shares of our common stock for $4.75 per share, or an aggregate purchase price of approximately $25.1 million. In addition, we issued warrants to purchase 1,319,075 shares of our common stock at an exercise price of $6.00 per share. We issued these shares and warrants to the investors on December 3, 2002. The warrants are exercisable from the date of issuance until December 2, 2007. The shares issued under the agreements were offered through a placement agent, for which services we paid to the placement agent a fee of approximately $1.8 million. After the placement agent fee and before deducting related legal and accounting expenses, we realized net proceeds of approximately $23.3 million. We intend to use the proceeds for working capital needs and general corporate purposes. We issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. All of the shares of common stock issued to the investors or to be issued upon exercise of the warrants issued to the investors are restricted until we register them. We agreed to file a registration statement with the SEC covering the resale of the shares issued or issuable to each selling stockholder. Our agreement requires us to cause the S-3 registration statement to remain effective until the earlier of (a) two years after it is declared effective by the SEC, (b) the date on which each selling stockholder’s shares could be sold in a single three-month period under Rule 144 of the Securities Act, or (c) such time as all the common stock offered by the registration statement have been sold. We also agreed to indemnify each selling stockholder for claims made against them arising out of, among other things, statements made in the filed S-3 registration statement, Registration No. 333 — 101971.

      Our operating activities used cash of $11.0 million for the year ended December 31, 2002, primarily due to an increase in accounts receivable of $5.5 million primarily related to the unbilled receivable of on our Saudi contract, a decrease of $2.4 million from the receivable from Titan and an increase of $3.6 million payable to Titan. A decrease in inventories of $1.2 million, as well as personnel costs and other expenditures associated with the development of the electronic food irradiation business.

      Our investing activities used cash of $15.5 million for the year ended December 31, 2002, primarily due to capital expenditures of $18.4 million related to our service centers under construction and completed in 2002 offset by the sale of available-for-sale investments of $3.7 million. Also included in cash used for investing activities for the year ended December 31, 2002 were advances to the Hawaii Pride LLC, or Hawaii Pride, of $745,000 for working capital requirements.

      In November 1999, we entered into an agreement with Hawaii Pride and affiliated parties, whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. This system was delivered and paid for in June 2000. In addition, we advanced $5.1 million to Hawaii Pride as of December 31, 2001. The monies advanced were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system), other start-up costs and working capital purposes. During the fourth quarter of 2001, we recorded an impairment charge of $1.4 million against the outstanding receivable balance and reserved 50% of all additional advances made to Hawaii Pride. During 2002, we loaned Hawaii Pride an additional $745,000 and took an additional $373,000 impairment charge. We have advanced $5.8 million to Hawaii Pride through December 31, 2002. As we continued to monitor Hawaii Pride’s progress throughout 2002, SureBeam continued to be encouraged with the demand that existed for the product and believed that as the new papaya tree plantings matured supply would be abundant, Hawaii Pride would achieve profitability in the spring of 2003. During the fourth quarter of 2002, Hawaii Pride’s primary distributor went bankrupt. This resulted in a several month disruption in Hawaii Pride’s distribution, a significant amount of fruit spoilage and an uncollectible receivable of approximately $250,000. Based on these events, we reassessed the probability of collecting the loan in the ordinary course of business from the cash flows of Hawaii Pride and recorded an additional impairment charge of $4.0 million in the fourth quarter, the remaining unreserved amount. We can forgive $1.0 million of the amount advanced for the exercise of our option for 19.9% of the equity of Hawaii Pride. Although we have the ability to convert an additional $1.9 million of the advance into 50% ownership of Hawaii Pride, this conversion feature may only be exercised upon Hawaii Pride’s default of its loan obligations, mismanagement of the operating facility, a liquidity event or if Hawaii Pride fails to operate the business in a prudent and reasonable manner. The remaining balance of the advance represents a note receivable bearing interest at 8%, with interest payments due to us monthly. In June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its USDA loan obligations, or fails to comply with USDA requirements, we have the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Under the terms of the agreement, we will receive a management fee based on the facility’s net revenues over the term of the USDA loan.

      In June 2001, we received a purchase order contract in the aggregate amount of $50.0 million from RESAL for ten electronic food irradiation systems to operate in multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates. In 2002, the purchase order contract for these systems was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. We commenced construction on these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $21.3 million in revenue, which has been recorded on this contract through December 31, 2002, of which $9.2 million was recognized during the year ended December 31, 2002. Revenues derived from this order are classified as revenues from investee in the accompanying consolidated statements of operations. Certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed due to the war in Iraq and we anticipate that our other scheduled shipments to Saudi Arabia will be similarly delayed, pending resolution of the war. We had anticipated milestone payments during 2003 of $24.9 million. We anticipate shipping upon resolution of the war in the Middle East. The remaining systems are scheduled to be shipped within the next 15 to 18 months thereafter. We received payments aggregating $5.3 million through March 25, 2003 based on milestone payments and expect to continue to receive additional milestone payments as they become due and payable until the contract is complete.

      In April 2002, we formed a joint venture under the name SureBeam Middle East, LLC. with RESAL. SureBeam Middle East, LLC. will provide, among other things, food irradiation services through planned service centers in the Saudi Arabian region. As of December 31, 2002, we own a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. We account for our ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s purchase order contract dated June 2001 may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from the third party investors. As of December 31, 2002, a portion of the purchase order contract has been assigned to SureBeam Middle East, LLC. As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenue from investee and we have eliminated our 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order contract. We estimate that the total profit under the original contract that will be eliminated as a result of our equity interest in SureBeam Middle East, LLC. will be approximately $4.5 million to $5.5 million. Pursuant to the joint venture agreement, for five years following the date of SureBeam Middle East, LLC.’s commercial registration, SureBeam Middle East, LLC. has an exclusive right of first negotiation to negotiate and enter into agreements to provide irradiation services for the treatment of food products (excluding water), animal hides and flowers in Saudi Arabia, Egypt, Lebanon, Syria, Iraq, Iran, Libya, Tunisia and Algeria. The joint venture will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

      In October 2001, we contracted to manufacture eight SureBeam systems for $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service, or USPS. During 2002, our purchase order from Titan related to the USPS was closed out at $19.5 million dollars. Under this agreement, Titan arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. We worked with Titan and Titan’s business units in providing the systems to the USPS. We were a principal subcontractor to Titan under its prime contract. In accordance with the milestone payments of the contract, we received $19.5 million in cash from Titan during 2002.

      In September 2002, we received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, we are to provide two linear accelerators to sanitize the mail. During 2002, we recorded revenue of $1.1 million. We expect to receive milestone payments as they become due and payable on this contract.

      In June 2002, we received an order in the aggregate amount of approximately $5.3 million from Son Son Company, a private food-processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp, seafood, and frog legs and prolonging shelf life of foods. We commenced construction on the system and have recognized, under the percentage-of-completion method of accounting, $3.3 million in revenues from non-affiliated parties, which has been recorded on this contract through December 31, 2002, all of which was recognized during the twelve months, ended December 31, 2002. We received an aggregate of $3.8 million in milestone payments on this contract through December 31, 2002 and have recorded deferred revenue of $609,000 at December 31, 2002. We expect to receive milestone payments as they become due and payable until the contract is complete.

      In November 2002, we entered into an equipment purchase agreement with Salubris Limited Partnership, or Salubris, to sell a SureBeam system for $8.9 million. The purchase of this system will allow Salubris to build and operate a new service center in the Forth Worth, Texas area. We will receive per pound processing royalties once the service center is operational. This agreement allows Fort Worth-San Diego Investments, LLC, the general partner in Salubris, the right of first negotiation on certain future opportunities in the five-state area of Texas, New Mexico, Oklahoma, Arkansas and Louisiana to purchase our systems and to provide SureBeam processing. We have commenced construction on this system and have recognized, under the percentage-of-completion method of accounting, $1.9 million in revenues from non-affiliated parties, which has been recorded on this contract through December 31, 2002. Through March 28, 2003 we have received payments of $2.8 million and we expect to receive milestone payments as they become due and payable on this contract.

      The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the twelve months ended December 31, 2002, we have incurred substantial losses from operations and investments in infrastructure. Management believes that as we continue to make significant investments in infrastructure, sales and marketing, it is not anticipated that our revenues will sufficiently offset these investments until at least 2004. Additionally, our construction and implementation period for systems sales to strategic alliances as well as our service centers and systems require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, and other factors. As a result, our unbilled receivables from our customers have increased $4.2 million for the year ended December 31, 2002. Also in connection with our agreements with our customers, we have advanced funds aggregating $5.8 million to Hawaii Pride, which were used primarily for land acquisition, for facility construction and for working capital purposes. We have reassessed the probability of collecting the loan in the ordinary course of business from the cash flows of Hawaii Pride and took an additional impairment charge of $4.4 million during 2002, the remaining unreserved amount. We also have entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers of which three are operational with the fourth expected to be operational in the second quarter of 2003. In addition, based on our customer requirements, we may expend funds to construct and install in-line systems that we will own and operate.

      In addition to our current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. These plans include raising additional funds from the capital markets. As of the date of the filing of this report, we have obtained $25.0 million under the senior secured credit facility with Titan. We do not anticipate making any additional borrowings. If the funds available from the capital markets are not available or not sufficient for us, or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing expenditures, which actions may have a material adverse impact on our ability to meet our business objectives.

      On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of our common stock to its stockholders. We have negotiated other agreements with Titan in connection with our spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of voting power greater than that allowed by IRS rules within a two year period following the spin. This risk could limit our ability to access public equity markets. In addition, the recent downturn in the capital markets may limit our ability to raise capital through public equity or debt offerings. If existing funds and/or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives. In order to borrow funds under our senior secured credit facility, we must be in compliance with our operating expense and capital expenditure covenants and we may have to curtail these activities to be in compliance with these covenants. At December 31, 2002, we had $27.3 million of cash and cash equivalents. We believe that this balance will be sufficient to meet our cash needs through 2003. However, a variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment. Additionally, if our requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

Contractual Obligations and Commercial Commitments

      The following summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flows in future periods:

	Less than	Years	Years
	1 year	2 to 3	4 to 5	Thereafter	Total

Long-term debt	$—	$25,000	$—	$—	$25,000
Operating leases	2,621	4,881	4,292	17,039	28,833

Total contractual cash obligations	$2,621	$29,881	$4,292	$17,039	$53,833

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

Allowance for doubtful accounts. We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and our customers’ credit-worthiness.

Our accounts receivable balances include unbilled receivables, which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion or milestones. We continually monitor the contracts and bill based on the milestone payments. At December 31, 2002, 93% of our unbilled balance relates to our Saudi contract. We believe the likelihood of a material loss to us on an uncollectible account in our unbilled account would be substantially increased if the political conditions in Saudi Arabia deteriorate due to the war in Iraq.

Valuation of inventory. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost or market. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by us or our competitors or customer demand.

Valuation of intangible and other long-lived assets. We use assumptions in establishing the carrying value and estimated lives of our intangible and other long-lived assets. We evaluate long-lived assets for impairment in accordance with SFAS 144. The criteria used for these evaluations include our determination of whether a triggering event has occurred which would require long-lived assets to be tested for recoverability. If we determine that a triggering event has occurred and a long-lived asset needs to be tested for recoverability, then we must estimate future cash flows of the related long-lived asset over its remaining useful life. Our primary long-lived assets, which could be subject to impairment in the near term, are approximately $59.0 million of assets used in the operation of our food processing centers located in Brazil, Los Angeles, Chicago and Sioux City. As of December 31, 2002, the Brazil facility has not opened, the Los Angeles facility has been open for three months, the Chicago facility has been open for 12 months, and the Sioux City facility has been open for 33 months. Our primary indicator of a triggering event is a shortfall in actual operating results of the processing facilities when compared to budgeted amounts. As of December 31, 2002, none of the four processing facilities have generated positive cash flows. Accordingly, we were required to perform cash flow recoverability tests to assess impairment of each processing facility. Based on our projections of future cash flows to be generated from the operation of the processing facilities over their remaining useful life, we determined that no impairment was required to be recorded. In estimating the future cash flows, we have projected that we will continue to receive processing revenue from our existing customers, and we will be successful in securing new customers which will result in the facilities operating at processing capacities of from 35% to 50% by 2005 compared with actual capacities at December 31, 2002, ranging from 0% to 13%. If our projected processing capacities are not achieved by our estimated dates, then projected cash flows used in the recoverability test will be adjusted downward and may indicate a fair value that is lower than the carrying value of the long-lived asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate a positive cash flow, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset, and a significant change in the political and or economic conditions in certain countries, particularly Brazil and Saudi Arabia, in which we have investments or assets.

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions that we operate in, and any significant changes in the tax treatment received on our business combinations.

•	Revenue recognition. We recognize a portion of our revenue using the percentage-of-completion method, which includes revenues recognized in accordance with Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts”. Total estimated costs are based on management’s assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that our estimated costs materially change, due to added costs of performing under the contract in a foreign country, our revenues recorded under such contracts could materially be affected and could have a material adverse effect on our operations in the future periods. In 2002, approximately 72% of revenues were generated by fixed price contracts, which are recognized using the percentage-of-completion method of accounting. In 2002 approximately 28% of total revenues were generated by cost-plus fixed fee contracts and time and material contracts for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer. We contract with our customers using cost-plus fixed fee and fixed-price contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” and SOP 81-1. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method.

One of the three criteria necessary to use the percentage-of-completion method of accounting is that the seller believes that “the buyer can be expected to satisfy his obligations under the contract.” At the inception of a new contract, we perform an evaluation of the buyer’s ability to perform and make payments in accordance with contractual terms. Based on an evaluation of the buyer’s credit worthiness and wherewithal to pay, we consider the need to obtain a third party letter of credit or initial payment prior to commencing construction and recognizing revenue. Our largest contract in which revenue is recognized using the percentage-of-completion method of accounting is with RESAL. We did not obtain an initial payment or a third party letter of credit prior to commencing construction on the contract in 2001. However, we made an initial assessment in 2001 and have made periodic assessments through December 31, 2002, as to RESAL’s ability to perform under the contract and concluded that collection was probable at inception of the contract and as of December 31, 2002. We made this determination without regard to RESAL’s ability to transfer its obligation, as allowed under the contract, to SureBeam Middle East, LLC. In assessing the probability of collection, we performed financial due diligence on RESAL and its principals, which included discussions with Saudi banking officials, prominent Saudi business professionals, Saudi government agencies and review of available RESAL financial information. Through December 31, 2002, we have recognized $21.3 million of revenue, have collected $4.0 million and have an unbilled receivable of $17.3 million.

•	Principles of consolidation. Management evaluates its investment in SureBeam Middle East, LLC. and any other potential investments on an individual basis for purposes of determining whether consolidation or the cost or equity method is appropriate, based upon management’s evaluation of our ability to retain control through decision-making ability and exercise significant influence, as well as our equity ownership interest. In the event that our ability to obtain control and exercise significant influence changes materially from management’s evaluation in determining whether consolidation should occur, or whether or not the cost or equity method is appropriate, then our operating results could be materially impacted, either positively or negatively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We currently are exposed to market risks related to changes in interest rates. Some of the proceeds from our initial public offering have been invested in short-term, interest-bearing, investment grade securities. The value of these securities is subject to interest rate risk and could fall in value if interest rates rise. We currently have an unsecured subordinated promissory note payable to Titan that bears interest, payable quarterly, at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate based on floating rates under Titan’s senior credit facility. Additionally, our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SureBeam Corporation:

      We have audited the 2002 consolidated financial statements of SureBeam Corporation and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedules of the Company as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated February 11, 2002, except with respect to the matters discussed in Note (16), as to which the date is March 29, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureBeam Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California

March 25, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing by SureBeam Corporation on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SureBeam Corporation:

      We have audited the accompanying consolidated balance sheets of SureBeam Corporation (a Delaware Corporation and a majority-owned subsidiary of The Titan Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Diego, California

February 11, 2002, except with respect
to the matters discussed in Note (16), as
to which the date is March 29, 2002

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues:
Non-affiliated parties	$8,147	$10,849	$29,448
Investee	9,161	12,151	—
The Titan Corporation	19,568	18,267	—

Total revenues	36,876	41,267	29,448

Cost of revenues:
Non-affiliated parties	12,390	8,725	19,602
Investee	6,753	6,263	—
The Titan Corporation	11,996	12,115	—

Total cost of revenues	31,139	27,103	19,602

Gross profit	5,737	14,164	9,846
Selling, general and administrative expenses	26,306	29,554	7,992
Stock-based compensation	16,568	54,270	648
Research and development	817	2,153	524

Income (loss) from operations	(37,954)	(71,813)	682
Interest income	209	1,267	230
Interest expense	(1,282)	(7,022)	(3,841)
Other income, net	3,939	874	—

Loss before income tax benefit	(35,088)	(76,694)	(2,929)
Income tax benefit	—	(2,319)	(1,130)

Net Loss	$(35,088)	$(74,375)	$(1,799)

Basic loss per share:
Net loss	$(0.53)	$(1.36)	$(0.04)

Weighted average shares — basic	66,741	54,534	46,817

Diluted loss per share:
Net loss	$(0.53)	$(1.36)	$(0.04)

Weighted average shares — diluted	66,741	54,534	46,817

The accompanying notes are an integral part of these consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share information)
Assets (Pledged)
Current Assets:
Cash and cash equivalents	$27,336	$4,131
Investments, available-for-sale	—	3,766
Accounts receivable, net of allowances of $250 in 2002 and $1,428 in 2001	18,143	12,645
Receivable from The Titan Corporation	10,123	12,503
Inventories	16,670	19,764
Prepaid expenses and other	4,859	5,172

Total current assets	77,131	57,981
Property and equipment, net	60,132	41,903
Due from The Titan Corporation	2,319	2,319
Intangible assets, net	3,164	3,549
Other assets	9,251	12,032

Total assets	$151,997	$117,784

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,064	$9,191
Accrued compensation and benefits	2,050	2,664
Deferred revenue and other income	4,324	3,000
Due to The Titan Corporation	3,591	—
Other current liabilities	1,383	1,756

Total current liabilities	17,412	16,611
Subordinated promissory note to The Titan Corporation	—	72,208
Senior credit facility with The Titan Corporation	25,000	—
Other long-term liabilities	2,952	613

Total liabilities	45,364	89,432

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 73,736,873 issued and 73,733,344 outstanding at December 31, 2002 and 11,605,440 issued and 11,601,911 outstanding at December 31, 2001	73	11
Class B common stock, $.001 par value, 50,000,000 shares authorized, 50,000,000 issued and none outstanding at December 31, 2002 and 46,774,235 issued and outstanding at December 31, 2001	—	47
Additional paid-in capital	244,440	147,607
Deferred stock-based compensation	(10,350)	(26,918)
Accumulated other comprehensive income (loss)	—	47
Treasury stock, at cost: 3,529 shares in 2002 and 2001	(42)	(42)
Accumulated deficit	(127,488)	(92,400)

Total stockholders’ equity	106,633	28,352

Total liabilities and stockholders’ equity	$151,997	$117,784

The accompanying notes are an integral part of these consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(35,088)	$(74,375)	$(1,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Nonmonetary research consideration	(1,519)	(3,391)	(4,701)
Depreciation and amortization	4,829	4,216	3,059
Asset impairment and provision for losses on accounts receivable	4,419	2,559	—
Deferred tax liability from The Titan Corporation	—	(3,114)	(1,303)
Amortization of deferred stock-based compensation	16,568	54,270	648
Loss on disposal of assets	46	—	—
Change in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(5,498)	(18,507)	(12,577)
Inventories	1,184	(3,308)	(3,528)
Prepaid expenses and other	(488)	980	(1,767)
Other assets	(952)	142	(1,235)
Accounts payable	(3,127)	5,060	1,387
Accrued compensation and benefits	(614)	2,080	217
Other accrued liabilities	2,035	(2,105)	3,775
Due to (from) The Titan Corporation	5,971	(12,503)	—
Deferred revenue and other income	1,255	3,000	—

Net cash used in operating activities	(10,979)	(44,996)	(17,824)

Cash Flows from Investing Activities:
Proceeds (payment) from sale (purchase) of available-for-sale investments	3,719	(3,719)	—
Capital expenditures	(18,430)	(19,894)	(4,297)
Payment for purchase of business, net of cash acquired	—	(750)	—
Advances to Tech Ion	—	(2,775)	(2,225)
Advances to Hawaii Pride	(745)	(1,156)	(3,700)
Cash paid for purchase of linear accelerator	—	—	(2,500)
Cash paid for purchase of intangible assets	—	—	(5,000)

Net cash used in investing activities	(15,456)	(28,294)	(17,722)

Cash Flows from Financing Activities:
Borrowings on senior credit facility with The Titan Corporation	25,000	—	—
Net proceeds from issuance of common stock	23,210	59,777	—
Borrowings on subordinated promissory note with The Titan Corporation	792	16,136	—
Proceeds from exercise of stock options and warrants	332	1,403	—
Issuance of common stock under employee stock purchase plan	306	147	—
Purchase of treasury stock	—	(42)	—
Titan investment, net	—	—	23,642
Net effect of reorganization	—	—	11,904

Net cash provided by financing activities	49,640	77,421	35,546

Net change in cash and cash equivalents	23,205	4,131	—
Cash and cash equivalents at beginning of year	4,131	—	—

Cash and cash equivalents at end of year	$27,336	$4,131	$—

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities:
Conversion of subordinated promissory note to equity	$73,000	$2,000	$—
Increase in fair value of investments, available-for-sale	(47)	47	—
Conversion of parent company investment into subordinated promissory note	—	—	58,072

The accompanying notes are an integral part of these consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares of		Common
	Common Stock		Stock				Accumulated
					Additional	Deferred	Other	Parent
	Class	Class	Class	Class	Paid-in	Stock-Based	Comprehensive	Company	Treasury	Accumulated
	A	B	A	B	Capital	Compensation	Income (Loss)	Investment	Stock	Deficit	Total

	(In thousands)
Balances at December 31, 1999	233	46,584	$—	$47	$51	$(15)	$—	$22,526	$—	$(4,322)	$18,287
Net loss	—	—	—	—	—	—	—	—	—	(1,799)	(1,799)
Titan investment, net	—	—	—	—	—	—	—	23,642	—	—	23,642
Issuance of warrants	—	—	—	—	2,419	—	—	—	—	—	2,419
Deferred stock- based compensation related to the issuance of stock options	—	—	—	—	3,217	(3,217)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	648	—	—	—	—	648
Impact of reorganization	—	—	—	—	—	—	—	11,904	—	(11,904)	—
Conversion of parent company investment into subordinate promissory note	—	—	—	—	—	—	—	(58,072)	—	—	(58,072)

Balances at December 31, 2000	233	46,584	—	47	5,687	(2,584)	—	—	—	(18,025)	(14,875)
Net loss	—	—	—	—	—	—	—	—	—	(74,375)	(74,375)
Issuance of common stock in IPO, net of issuance costs	6,700	—	7	—	59,770	—	—	—	—	—	59,777
Issuance of warrants	2,236	—	2	—	1,052	—	—	—	—	—	1,054
Proceeds from issuance of common stock in conjunction with exercise of stock options	2,412	—	2	—	347	—	—	—	(42)	—	307
Shares issued under employee stock purchase plan	21	—	—	—	147	—	—	—	—	—	147
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	—	190	—	—	2,000	—	—	—	—	—	2,000
Deferred stock- based compensation for stock options issued	—	—	—	—	78,604	(78,604)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	54,270	—	—	—	—	54,270
Unrealized gain on investments	—	—	—	—	—	—	47	—	—	—	47

Balances at December 31, 2001	11,602	46,774	11	47	147,607	(26,918)	47	—	(42)	(92,400)	28,352
Net loss	—	—	—	—	—	—	—	—	—	(35,088)	(35,088)
Proceeds from issuance of common stock in conjunction with private placement	5,276	—	5	—	23,205	—	—	—	—	—	23,210
Shares issued under employee stock purchase plan	119	—	—	—	306	—	—	—	—	—	306
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	4,441	3,226	4	3	72,993	—	—	—	—	—	73,000
Proceeds from issuance of common stock in conjunction with exercise of stock options and other stock grants	2,295	—	3	—	329	—	—	—	—	—	332
Amortization of deferred stock-based compensation	—	—	—	—	—	16,568	—	—	—	—	16,568
Unrealized gain on investments	—	—	—	—	—	—	(47)	—	—	—	(47)
Conversion of stock associated with the spin-off from Titan	50,000	(50,000)	50	(50)	—	—	—	—	—	—	—

Balances at December 31, 2002	73,733	—	$73	$—	$244,440	$(10,350)	$—	$—	$(42)	$(127,488)	$106,633

The accompanying notes are an integral part of these consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note (1) Description of the Business and Basis of Financial Statement Presentation

      SureBeam Corporation, or SureBeam or the Company, was formed in August 2000 in connection with the contribution by The Titan Corporation, or Titan, of specified assets, liabilities and operations related to its electronic food irradiation business. Also at the time of the contribution, the Company licensed to Titan on a royalty-free basis the patent rights for the SureBeam technology to be used solely for the medical equipment sterilization business, which was retained by Titan. In 1997, a predecessor business to SureBeam had been established by Titan as a wholly owned subsidiary. Titan developed its proprietary electron beam process from technology developed under contracts with the federal government during the 1980’s. Titan has accounted for its electron beam technology business as a separate business segment since 1993. Prior to 1999, substantially all of the revenues of this segment were derived from selling medical equipment sterilization systems and from providing medical equipment sterilization services and, to a lesser extent, from selling electron beam accelerator systems for use by the federal government.

      The historical results of operations and financial condition of this segment of Titan’s operations are presented herein as the historical results of operations and financial condition of SureBeam and are presented as a combination of entities under common control on a historical cost basis in a manner similar to a pooling-of-interests for all periods presented. These historical results do not reflect the results of operations and financial condition of the electronic food irradiation business on a stand-alone basis, which business was contributed by Titan to SureBeam in August 2000. Accordingly, the historical results are not indicative of the results that would have occurred had the contribution been consummated prior to the beginning of each of the periods presented. In connection with the reorganization in August 2000, the Company distributed all the assets and liabilities of the medical sterilization business to its parent. The net assets distributed of $11.9 million are reflected as a charge to accumulated deficit.

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

      The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Consistent with its business plan, the Company has incurred substantial losses from operations primarily resulting from its marketing and brand awareness campaign. Management believes it will continue to incur losses for 2003, as the Company will continue to make significant investments in infrastructure and sales and marketing. Additionally, the Company’s construction and implementation period for systems sales to strategic alliances as well as Company-owned service centers and systems will require a substantial use of cash for at least 12 months. The Company’s arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. Also, it has advanced funds aggregating $5.8 million to Hawaii Pride, LLC, or Hawaii Pride. During 2002 and 2001, management assessed that repayment of the advances to Hawaii Pride were improbable and recorded a $4.4 million and $1.4 million impairment charge, respectively. See (Note 7). The Company has also entered into a number of commitments to lease land and facilities in connection with construction of its four company-owned service centers of which three are operational with the fourth expected to be operational in the second quarter of 2003. See Note (10). In addition, based on the Company’s customer requirements, the Company may expend funds to construct and install in-line systems that the Company will own and operate.

      In addition to management’s current operating plans, which focus on improving cash flow from operations, the Company is also evaluating a number of alternative plans to meet its future operating cash needs. These plans include raising additional funds from the capital markets. As of the date of the filing of this report, the Company has obtained $25.0 million under its senior secured credit facility with Titan. The Company does not plan to borrow further funds under this credit facility. If funds from the capital markets are not sufficient for the Company or if it is unable to generate sufficient cash flow from operations, management may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing and other expenditures, which actions may have a material adverse impact on the Company’s ability to meet its business objectives.

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

      Also in connection with the completion of the Company’s initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as stock-based compensation at that time. Included in selling, general and administrative expense for the years ended December 31, 2002 and 2001, is a total of $15.8 million and $53.5 million, respectively, of stock-based compensation associated with these options. In conjunction with the completion of the Company’s spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested and as a result, the stock-based compensation charges for this plan of $2.9 million were recorded due to this acceleration of vesting and are included in the $15.8 million as a stock-based compensation charge. The remaining deferred stock-based compensation balance related to these options will be recognized as stock-based compensation of approximately $8.1 million and $1.3 million in 2003 and 2004, respectively, the remaining four-year vesting period of the options. See Note (13).

Note (3) Summary of Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include SureBeam’s accounts and those of its wholly owned subsidiaries, SB Operating Co., LLC. and SureBeam Brasil Ltda. All

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant intercompany accounts and transactions have been eliminated. Certain amounts from prior years have reclassified to conform to the current year presentation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

•	Allowance for doubtful accounts. The Company provides a reserve against its receivables for estimated losses that may result from its customers’ inability to pay. These reserves are based on potential uncollectible accounts, aged receivables, historical losses, and its customers’ credit-worthiness. Should a customer’s account become past due, the Company generally will place a hold on the account and discontinue further shipments and/or services provided to that customer, minimizing further risk of loss.

The Company’s accounts receivable balances include unbilled receivables, which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion or milestones. The Company continually monitors the contracts and bills based on the milestone payments. At December 31, 2002, 93% of its unbilled balance relates to its RESAL contract. The Company believes the likelihood of a material loss to us on an uncollectible account in its unbilled account would be substantially increased if the political conditions in Saudi Arabia deteriorate due to the war in Iraq.

•	Valuation of Inventory. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by the Company or its competitors or customer demand.

•	Valuation of intangible and other long-lived assets. The Company uses assumptions in establishing the carrying value and estimated lives of its intangible and other long-lived assets. Management evaluates long-lived assets for impairment in accordance with SFAS 144. The criteria used for these evaluations include management’s determination of whether a triggering event has occurred which would require long-lived assets to be tested for recoverability. If management determines that a triggering event has occurred and a long-lived asset needs to be tested for recoverability, then the Company must estimate future cash flows of the related long-lived asset over its remaining useful life. The Company’s primary long-lived assets, which could be subject to impairment in the near term, are approximately $59.0 million of assets used in the operation of its food processing centers located in Brazil, Los Angeles, Chicago and Sioux City. As of December 31, 2002, the Brazil facility has not opened, the Los Angeles facility has been open three months, the Chicago facility has been open for 12 months, and the Sioux City facility has been open for 33 months. Management’s primary indicator of a triggering event is a shortfall in actual operating results of the processing facilities when compared to budgeted amounts. As of December 31, 2002, none of the four processing facilities have generated positive cash flows. Accordingly, management was required to perform cash flow recoverability tests to assess impairment of each processing facility. Based on management’s projections of future cash flows to be generated from the operation of the processing facilities over their remaining useful life, the Company determined that no impairment was required to be recorded. In estimating the future cash flows, management has projected that the Company will continue to receive processing revenue from its existing customers, and the Company will be successful in securing new customers which will result in the facilities operating at processing capacities of from 35% to 50% by 2005 compared with actual

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacities at December 31, 2002, ranging from 0% to 13%. If management’s projected processing capacities are not achieved by their estimated dates, then projected cash flows used in the recoverability test will be adjusted downward and may indicate a fair value that is lower than the carrying value of the long-lived asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on the Company’s estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate a positive cash flow, a significant decline in the economic and competitive environment on which the asset depends, significant changes in the Company’s strategic business objectives, utilization of the asset, and a significant change in the political and or economic conditions in certain countries, particularly Brazil and Saudi Arabia, in which the Company has investments or assets.

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, SFAS No. 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. There was not an impact to the Company’s consolidated financial statements related to adoption of this statement.

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to deduct tax loss carryforwards against future taxable income, the effectiveness of its tax planning and strategies among the various tax jurisdictions that the Company operates in, and any significant changes in the tax treatment received on its business combinations.

•	Revenue recognition. The Company recognizes a portion of its revenue using the percentage-of-completion method, which includes revenues recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Total estimated costs are based on management’s assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that the Company’s estimated costs materially change, due to added costs of performing under the contract in a foreign country, its revenues recorded under such contracts could materially be affected and could have a material adverse effect on its operations in the future periods. In 2002, approximately 72% of revenues were generated by fixed price contracts, which are recognized using the percentage-of-completion method of accounting. In 2002, approximately 28% of total revenues were generated by cost-plus fixed fee contracts, time and material contracts and units of delivery for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer. The Company contracts with its customers using cost-plus fixed fee and fixed-price contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45, “Long-term Construction-Type Contracts,” and SOP 81-1. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost.

One of the three criteria necessary to use the percentage-of-completion method of accounting is the Company believes that “the buyer can be expected to satisfy his obligations under the contract.” At the inception of a new contract, management performs an evaluation of the buyer’s ability to perform and make payments in accordance with contractual terms. Based on an evaluation of the buyer’s credit worthiness and wherewithal to pay, management considers the need to obtain a third party letter of

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit or initial payment prior to commencing construction and recognizing revenue. The Company’s largest contract in which revenue is recognized using the percentage-of-completion method of accounting is with RESAL. The Company did not obtain an initial payment or a third party letter of credit prior to commencing construction on the contract in 2001. However, the Company made an initial assessment in 2001 and have made periodic assessments through December 31, 2002, as to RESAL’s ability to perform under the contract and concluded that collection was probable at inception of the contract and as of December 31, 2002. The Company made this determination without regard to RESAL’s ability to transfer its obligation, as allowed under the contract, to SureBeam Middle East, LLC. In assessing the probability of collection, the Company performed financial due diligence on RESAL and its principals, which included discussions with Saudi banking officials, prominent Saudi business professionals, Saudi government agencies and review of available RESAL financial information. Through December 31, 2002, the Company has recognized $21.3 million of revenue, has collected $4.0 million and has an unbilled receivable of $17.3 million.

      Revenue Recognition. Revenues derived from providing medical equipment sterilization and electronic food irradiation services are recorded at the time services are performed and collectibility is reasonably assured. Revenues derived from sales of electronic irradiation systems to Titan are recognized under cost-plus 20% or fixed price contracts. Revenues derived from sales of medical equipment sterilization and electronic food irradiation systems under fixed-price contracts are accounted for using the percentage-of-completion method of accounting. The Company applies the percentage-of-completion method of accounting using the cost-to-cost method whereby revenues are recorded based on the percentage that total costs incurred bears to the total estimated costs at completion. These contracts to provide customized medical equipment sterilization and electronic food irradiation systems also include the installation and integration into its customers’ production lines. Estimated losses on fixed-price contracts are recorded in the period the losses are determinable. In determining the applicability of the percentage-of-completion method of accounting for fixed-price contracts, the Company considers the risks associated with estimating its costs to complete a contract and the buyers’ ability to perform under the contract. If these estimates are deemed unreliable or contain a significant degree of risk, the Company will seek to modify the contract to time-and-materials or use the completed-contract method. To date, the Company has not recorded any revenues under the completed-contract method. See Note (4).

      Cash and Cash Equivalents. The Company records all short-term, highly liquid investments with original maturities of less than three months as cash and cash equivalents.

      Inventories. Generally, the Company’s systems are customized and are produced on a made to order basis. The Company does, however, maintain a stock of long lead-time and general stock items. These inventories include the cost of material, labor and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand inventories and makes appropriate disposition of any inventories deemed excess or obsolete.

      Property and Equipment. Property and equipment are stated at acquisition cost. Depreciation is provided using the straight-line method, with estimated useful lives of five to 40 years for leasehold improvements (or the life of the lease if shorter) and three to seven years for machinery and equipment and furniture and fixtures. Depreciation on the medical equipment sterilization and electronic food irradiation systems is based on the units-of-production method, determined upon hours utilized, which approximates fifteen years.

      Capitalized Interest. Interest has been capitalized in accordance with SFAS No. 34 on certain assets under construction, including the facilities in Sioux City, Iowa, Chicago, Illinois, Los Angeles, California, and Rio de Janeiro, Brazil, as well as the expansion of the Company’s testing facility for its linear accelerators. See Note (7). During 2002, 2001 and 2000, total interest costs were $1.8 million, $7.3 million and $4.1 million, respectively, of which $528,000, $259,000 and $252,000 were capitalized, respectively.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Warranties. The Company typically provides a limited warranty on systems sold that covers parts for a 12 month period commencing after system acceptance or beneficial use by the buyer, whichever occurs first. The Company has recorded a reserve for the estimated costs it may incur under its warranty program.

      The following summarizes the Company’s warranty reserve at December 31, 2002, 2001 and 2000 (in thousands):

	Balance at
	Beginning of	Additions		Balance at
	Year	(charges to expense)	Claims	End of Year

2002:
Warranty reserve	$375	$—	$(28)	$347
2001:
Warranty reserve	400	194	(219)	375
2000:
Warranty reserve	166	480	(246)	400

      Impairment of Long-Lived Assets. Periodically, the Company reviews for possible impairment its long-lived assets and certain identifiable intangibles to be held and used. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, asset values are adjusted accordingly. In evaluating whether an impairment exists, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows. If an impairment is deemed to exist, the asset’s carrying value is adjusted to the present value of its estimated future cash flows. See Note (1).

      On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long Lived Asset and for Long-Lived Assets to be Disposed of,” which the Company followed in 2001 and prior. Under SFAS No. 144, the Company periodically assesses long-lived assets for impairment based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. There were no assessments of long-lived assets resulting in write-downs during 2002, 2001 and 2000.

      Stock-Based Compensation. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company will continue to account for its stock-based compensation plans under the provisions of APB No. 25.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted, the Company has adopted the disclosure only provisions of SFAS 123. Accordingly, no compensation, except as specifically described in Note (13), has been recognized for the stock option plans. Had stock-based compensation been determined based on the fair value at the date of the grant for the years ended December 31, 2002, 2001, and 2000 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been reported as the pro forma amounts indicated below (in thousands, except share information):

	2002	2001	2000

Net loss	$(35,088)	$(74,375)	$(1,799)
Less APB No. 25 stock-based compensation expense	16,568	54,270	648
Add SFAS No. 123 stock-based compensation expense	(6,616)	(5,873)	(2,462)

Pro forma net loss	$(25,136)	$(25,978)	$(3,613)

Pro forma loss per common share:
Basic	$(0.38)	$(0.48)	$(0.08)
Diluted	$(0.38)	$(0.48)	$(0.08)
Weighted average shares:
Basic	66,741	54,534	46,817
Diluted	66,741	54,534	46,817

      Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected term	5 years	5 years	5 years
Interest rate	5.15%	6.22%	6.18%
Volatility	115%	214%	100%
Dividends	—	—	—

      Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires the use of the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      Prior to the spin-off date, the Company was included in Titan’s consolidated federal and certain state income tax returns. A tax sharing agreement was also in place between the Company and Titan. Under the agreement, the Company is reimbursed a sum equal to the amount of benefit realized by Titan that is attributable to the utilization of net operating losses and other tax attributes generated by the Company. Such reimbursement is due from Titan upon the earlier of (1) the year in which the Company would have utilized the loss and obtained a tax benefit had the Company filed a separate federal income tax return in all tax years, and (2) the year in which the applicable carryforward period expires. Subsequent to the spin-off, the Company is no longer included in the consolidated federal and state income tax returns with Titan. Accordingly, tax periods beginning after August 5, 2002 will not be governed by this agreement.

      Minority Equity Investments. The Company follows APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” As the Company owns less than 20% of SureBeam Middle East, LLC, but has significant influence, the Company accounts for its ownership interest using the equity method of accounting. The Company periodically reviews for possible impairment of its investment in

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investee. Whenever events or changes in circumstances indicate that the carrying value of an investment may not be fully recoverable, the investment value is adjusted accordingly. See Note (4).

      Per Share Information. Basic and diluted loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effects of potentially dilutive securities using the as converted and treasury stock methods.

      The following data summarize information relating to the per share computations for continuing operations (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(35,088)	$(74,375)	$(1,799)
Weighted average shares outstanding:
Basic	66,741	54,534	46,817
Effect of dilutive securities: stock options	—	—	—

Diluted	66,741	54,534	46,817

Net loss per common share — basic	$(0.53)	$(1.36)	$(0.04)

Net loss per common share — diluted	$(0.53)	$(1.36)	$(0.04)

      During the years ended December 31, 2002, 2001 and 2000, the weighted average number of options and warrants to purchase approximately 4,510,000, 7,116,000 and 7,491,000 shares of Class A common stock, respectively, at prices ranging from $0.14 to $16.09, $0.14 to $16.09 and less than $.01 to $0.72 per share, respectively, were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive due to the loss from continuing operations.

      Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature, except for the nonmonetary transaction with Texas A&M as described in Note (4). Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.

      Comprehensive Income (Loss). The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events in the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity.

      The Company had no components of comprehensive income for the years ended December 31, 2002 and 2000. During the year ended December 31, 2001 the Company’s only element of accumulated other comprehensive income resulted from unrealized gains on investments in available-for-sale securities of approximately $47,000. See Note (7).

      Research and Development Costs. Historically, the benefits of the research and development realized by the Company were incidental to the work being performed on Titan’s contracts with the federal government and were in the form of Titan’s right to retain any technologies developed as a result of its efforts on those contracts. Since a significant portion of the research and development efforts expended by the Company since inception have been funded as a result of work performed under customer contracts, and therefore included as

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract costs, these costs are not separately identifiable in the consolidated statement of operations. Costs associated with independent research and development activities are expensed as incurred. The Company incurred $817,000, $2.2 million and $524,000 of expenses related to such independent research and development activities for the years ended December 31, 2002, 2001 and 2000, respectively. Of the $817,000 and $2.2 million of research and development activities recorded in 2002 and 2001, respectively, $359,000 and $150,000 was recognized in 2002 and 2001, respectively, related to research and development services received from Texas A&M University. See Note (4).

      Start-Up Costs. Costs associated with the start-up of the Company’s service centers are expensed as incurred.

      Contract Acquisition and Origination Costs. Costs associated with acquiring contracts are expensed as incurred.

      Business Segments. The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). In the third quarter of 2000, the Company formed a new business unit, food processing services. The new business unit encompasses all of the Company’s food irradiation operations.

      Parent Company Investment. The cash receipts and disbursements of the Company’s operations have historically been combined with other Titan cash transactions and balances. The parent company investment in the consolidated accompanying financial statements for the year ended December 31, 2000 reflects the accumulated net cash funded by Titan with respect to all of SureBeam’s operations, including the medical equipment sterilization business and the linear accelerator business from the inception of such operations through the respective balance sheet dates.

      Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

      New Accounting Standards. On January 17, 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 will also affect leasing transactions where the lessor may constitute as variable interest entities, or VIE’s. The Company is currently evaluating the impact of FIN No. 46 on its financial statements and related disclosures, however does not believe it has any VIE’s existing at December 31, 2002 which would require consolidation upon adoption of FIN No. 46. It is not anticipated that the financial impact of this interpretation will have a material effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees, including accrued warranty for system sales, will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand fathered and will not be recognized on the balance sheet. It is not anticipated that the recognition provisions of this interpretation will have a material effect on the Company’s financial statements.

      In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company’s consolidated financial statements.

      In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 31, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company’s consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. This statement is effective for fiscal years beginning after June 15, 2002. At this time, the Company does not anticipate that the adoption of SFAS 143 will have a material effect on the Company’s consolidated financial statements.

Note (4) Strategic Transactions

      In connection with the Company’s agreement with Texas A&M University and the Agricultural Experiment Station (collectively, “Texas A&M”), SureBeam agreed to provide three electronic food irradiation systems (collectively, “the system”) pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The sale of the system is manifested by the passage of title to the system to Texas A&M, which occurs in two stages under the arrangement. First, immediate conveyance of title to the system shield and all connecting physical structures (comprising approximately 15-20% of the complete system) occurs upon completion. Second, the ultimate conveyance of title to the remaining equipment (consisting primarily of the linear accelerator, the material handling and conveyor system and the overall integration of the system into the facility) occurs at the end of the ten-year term of the arrangement. The Company’s rights to use the system also terminate at the end of the ten-year term of the arrangement with Texas A&M. The ultimate transfer of title to the complete system as well as all responsibilities for the system

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the end of the ten-year term was structured primarily for tax planning purposes as discussed below. Additionally, the passage of title at the end of the ten-year term serves as a protective measure to provide a mechanism by which the Company receives value in the exchange and ensures its ability to realize the benefits resulting from the sale of the system. The Company’s right to repossess any aspect of the system delivered to Texas A&M extends only to circumstances in which Texas A&M breaches the agreement, such as in the remote event that the university is not funded by the Texas state legislature throughout the term of the arrangement.

      The agreement provides the Company access to Texas A&M employees for research and consulting services at below-market rates and access to research performed independently by Texas A&M at no cost. Also, under the agreement, the Company retains certain benefits related to the system, including the rights to use the system for performing irradiation services for its customers for at least ten hours per day subject to an overall maximum of 25% of the system’s capacity. Lastly, Texas A&M will provide and maintain the facilities at no cost to the Company. These items represent all of the consideration the Company will receive in exchange for the system it is providing to Texas A&M. Since the Company retains the right to use the system through the end of the term of the arrangement, it has accounted for this transaction as a sale-leaseback.

      As the consideration in this lease is nonmonetary, it has accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of-completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $524,000 will be deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

      The fair value of the system of $10.0 million was determined by employing the Company’s historical pricing methodology used for similar systems sold under other customer contracts. The accompanying balance sheet also reflects a short-term and a long-term asset for the fair value received by the Company in this transaction. The asset consists of the estimated discounted cash value of the economic rights to the research services and the leaseback of the system’s capacity. As revenues are recorded under the percentage-of-completion method of accounting, a long-term asset is being recorded which will be realized over the ten-year term of the arrangement. The percentage-of-completion method of accounting has been applied using the cost-to-cost method whereby revenues were recorded based on the percentage that total costs incurred bears to the total estimated costs at completion. The long-term asset will be realized through two mechanisms. First, it will be realized through free rent to the extent that it pertains to the Company’s use of the system as a provider of electronic food irradiation services to its customers. Second, it will be realized as Texas A&M performs free or discounted research and other consulting services for the Company. Examples of these services include research, product testing, taste testing and other test-marketing activities, among other things, performed by Texas A&M at no cost or significantly discounted rates. The free and discounted research and other consulting costs will be recorded as research and development expense as the services are performed and rent expense will be recorded as a component of the cost of sales associated with the electronic food irradiation services that the Company will perform for its customers at the facility. The long-term asset associated with the free and discounted research will be realized over the remaining term of the arrangement on a straight-line basis, or as the services are received, whichever is greater.

      The carrying amount of this short-term and long-term asset will be reviewed annually or more frequently if conditions warrant. An analysis of the research and development services received as well as the prepaid rent amortization will be conducted in order to determine the existence of asset impairment. If an impairment is deemed to exist, the carrying value of the asset will be adjusted to the present value of the estimated free rent and free or discounted research and consulting services to be received.

      Under the percentage-of-completion method of accounting, the Company recorded revenues of $1.9 million, $3.4 million and $4.7 million during 2002, 2001 and 2000, respectively, on the Texas A&M contract. These amounts have been recorded as a long-term asset and all profit has been initially deferred. The

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset arising from the total cumulative revenues of $10.0 million, net of $614,000 of accumulated amortization, has been recorded as a short-term and long-term asset at December 31, 2002. As of December 31, 2002, the Company had deferred profit amounting to $501,000, which is included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. This deferred profit will be amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement commencing upon delivery of the system to Texas A&M. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization. In August 2001, the Company agreed to purchase research and development services from Texas A&M for approximately $200,000, reflecting a discount of approximately $300,000. The discount has been amortized against the long-term asset arising from the cumulative revenues recorded under this agreement over a period of approximately ten months. Additionally, the Company has received free research and development performed independently by Texas A&M. The Company has recorded $359,000 and $150,000 in 2002 and 2001, respectively, of amortization expense related to the research and development services it has received during these periods. The deferred profit of $501,000 as of December 31, 2002, represents the difference between the cumulative costs incurred and the cumulative revenues recognized, net of amortization. As of December 31, 2002, $23,000 of the deferred profit had been amortized.

      With respect to the impact of the transaction with Texas A&M on the Company’s liquidity, the Company has expended funds of approximately $9.5 million related to the construction of the system through December 31, 2002. These costs have been incurred primarily related to the design of the system, construction of and modification to the physical structure, which house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. During the third quarter of 2002, the Company completed the delivery of the system to Texas A&M.

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

      In November 2002, the Company entered into an equipment purchase agreement with Salubris Limited Partnership, or Salubris, to sell a SureBeam system for $8.9 million. The purchase of this system will allow Salubris to build and operate a new service center in the Forth Worth, Texas area. The Company will receive per pound processing royalties once the service center is operational. This agreement allows Fort Worth- San Diego Investments, LLC, the general partner in Salubris, the right of first negotiation on certain future opportunities in the five-state area of Texas, New Mexico, Oklahoma, Arkansas and Louisiana to purchase the Company’s systems and to provide SureBeam processing. The Company has commenced construction on this system and has recognized, under the percentage-of-completion method of accounting, $1.9 million in revenues from non-affiliated parties, which has been recorded on this contract through December 31, 2002. Through January 2003, the Company has received payments of $1.8 million and expects to receive milestone payments as they become due and payable on this contract.

      In October 2001, the Company contracted to manufacture eight SureBeam systems for an aggregate of $26.0 million for Titan in connection with Titan’s agreement with the United States Postal Service, or USPS. During 2002, the Company’s purchase order from Titan related to the USPS was closed out at $19.5 million. Under this agreement, Titan had arranged to provide electron beam systems and services to sanitize mail by eliminating the threat of anthrax. The Company worked with Titan and Titan’s business units, in providing the systems to the USPS. The Company was the principal subcontractor to build systems for Titan under Titan’s

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prime contract. During the years ended December 31, 2002 and 2001, the Company recognized $7.0 million and $12.5 million, respectively, as revenues from The Titan Corporation under this contract. In accordance with the milestone payments of the contract, the Company received $19.5 million in cash from Titan during 2002.

      In September 2002, the Company received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, the Company is to provide two linear accelerators to sanitize the mail. During the year ended December 31, 2002, the Company recorded revenue of $1.1 million. In January 2003, the Company received a payment of $600,000 and expects to receive milestone payments as they become due and payable on this contract.

      In June 2001, the Company received a purchase order contract with an aggregate value of $50.0 million from RESAL Saudi Corp., or RESAL, for ten electronic food irradiation systems to operate in multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates. In 2002, the purchase order contract for these systems was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $9.2 million and $12.1 million in sales revenue for the year ended December 31, 2002 and 2001, respectively. Due to the war in Iraq, certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed. This delay and any future delays will cause delays in payments due upon contractual milestones. The Company had anticipated milestone payments during 2003 of $24.9 million. The Company anticipates shipping upon resolution of the war in the Middle East.

      In April 2002, the Company formed a joint venture under the name SureBeam Middle East, LLC. with RESAL. As of December 31, 2002, SureBeam owns a 19.9% interest in SureBeam Middle East, LLC. and RESAL and other Saudi nationals own the remaining 80.1%. As the Company owns less than 20%, but has significant influence, the Company accounts for its ownership interest in SureBeam Middle East, LLC. using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s purchase order contract dated June 2001 may be assigned to SureBeam Middle East, LLC. at such time as the joint venture receives sufficient funds from third party investors. As of December 31, 2002, a portion of the purchase order contract has been assigned to SureBeam Middle East, LLC. As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenues from investee and the Company has eliminated its 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the purchase order contract. The Company has received payments of $5.3 million through March 25, 2003 from SureBeam Middle East, LLC. based on milestone payments and expects to continue to receive milestone payments as they become due and payable until the contract is complete. The joint venture will govern the strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

Note (5) Acquisitions

      In May 2000, the Company received purchase orders from Tech Ion Industrial Brasil S.A., or Tech Ion, for eleven electronic food irradiation systems for $55.0 million which the Company expected to result in approximately $55.0 million in revenue over the next three years, including $22.4 million that was recognized through September 30, 2001. SureBeam Brasil Ltda., or SureBeam Brasil, which was jointly established by Tech Ion, and Titan SureBeam Brazil Inc., the Company’s wholly owned subsidiary, planned to provide, among other things, food irradiation services through four planned service centers. In October 2001, in order to ensure the completion of the project with Tech Ion to build service centers in Brazil that were under construction, the Company entered into a stock purchase agreement with Tech Ion to purchase an additional

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

60.1% of SureBeam Brasil, bringing our total equity ownership in SureBeam Brasil to 80.0%. In connection with the additional equity interest, the Company paid Tech Ion $750,000 upon the execution of the agreement and will pay an additional $250,000 upon the nationalization of the linear accelerators and material handling systems for the Rio de Janeiro service center from Tech Ion to SureBeam Brasil. The Company also exchanged its trade receivables of $22.4 million due from Tech Ion and forgave $3.5 million of a loan the Company had previously made to Tech Ion for building improvements and equipment. SureBeam recorded an intangible asset of $2.5 million that represents the total consideration amount of the agreement that exceeded the fair value of the assets purchased. The intangible asset represents a favorable land lease and location next to the Rio de Janeiro CEASA, the depot for fresh food distribution in Rio de Janeiro, and the license granted by CNEN, Brazil’s Nuclear Regulatory Commission, for the use of our technology in Brazil, the only electronic food irradiation license granted to date by CNEN. Tech Ion obtained these items for SureBeam Brasil and they are being amortized on a straight-line basis over five years, the free rent period of the ten-year lease. On April 1, 2002, the remaining $1.5 million owed SureBeam by Tech Ion was exchanged for its remaining 20.0% interest in SureBeam Brasil. The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001. Due to the exchange the Company recorded an additional $700,000 as an intangible asset that will be amortized over the remaining 54-month life of the existing intangible asset. The remaining $800,000 was recorded as part of the service center building cost. The Company estimates that the first service center in Brazil will become operational in the second quarter of 2003 and will be obligated to provide additional working capital to fund its operations through its startup phase and until it can generate its own cash needs.

Note (6) Intangible Assets

      On October 23, 2001, the Company purchased an additional 60.1% of SureBeam Brasil from Tech Ion for consideration of $1.0 million bringing the Company’s total equity ownership to 80.0% in SureBeam Brasil. In connection with this purchase, the Company recorded an intangible asset of $2.5 million, the amount by which the purchase consideration exceeded the fair market value of the assets purchased. The intangible asset represents a favorable land lease and location next to the Rio de Janeiro CEASA, the depot for fresh food distribution in Rio de Janeiro, and the license granted by CNEN, Brazil’s Nuclear Regulatory Commission, for the use of our technology in Brazil, the only electronic food irradiation license granted to date by CNEN. Tech Ion obtained these items for SureBeam Brasil and they are being amortized on a straight-line basis over five years, the free rent period of the ten-year lease. On April 1, 2002, the remaining $1.5 million owed SureBeam by Tech Ion was exchanged for the remaining 20.0% interest in SureBeam Brasil. The $1.5 million was included in prepaid expense and other current assets in the accompanying balance sheet at December 31, 2001. Due to the exchange the Company recorded an additional $700,000 as an intangible asset that will be amortized over the remaining 54-month life of the existing intangible asset. The remaining $800,000 was recorded as part of the service center building cost. See Note (5). The net book value of this intangible asset was $2.4 and $2.3 million as of December 31, 2002 and 2001, respectively.

      In May 2000, the Company entered into a non-compete agreement with Applied Power Associates, Inc., or APA, and paid $5.0 million in cash and issued APA a warrant to acquire 372,670 shares of SureBeam common stock at an exercise price per share of $0.1438. The warrant was exercised on March 16, 2001, the date of the Company’s initial public offering. The consideration of $5.5 million, which includes $508,000 related to the fair market value of the warrant, is being amortized on a straight-line basis over the two-year term of the non-compete agreement included as part of this transaction. The fair value of the warrant on the date the non-compete agreement was entered into was computed using the Black-Scholes option-pricing model. This intangible asset was fully amortized at December 31, 2002, with a net book value of $918,000 as of December 31, 2001.

      The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over seven years using the straight-line method, commencing at the time the patents are issued. As of

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001, the Company’s capitalized patent costs included in intangible assets were $129,000 and $147,000, respectively, net of amortization. Accumulated amortization related to all intangible assets was $6.6 million and $4.8 million as of December 31, 2002 and 2001, respectively.

      The weighted average amortization period for all intangible assets was 4.7 years and 4.2 years at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Company recorded $1.7 million, $2.9 million and $1.8 million of amortization expense related to intangible assets. The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Year Ended December 31,

2003	$905
2004	905
2005	740
2006	603
2007	11

Note (7) Other Financial Data

      Following are details concerning certain balance sheet accounts as of December 31, 2002 and 2001:

	December 31,

	2002	2001

Investments, available-for-sale (in thousands)	$—	$3,766

      The Company periodically invests its excess cash in mortgage-backed securities and money market funds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash and cash equivalents of $27.3 million and $4.1 million at December 31, 2002 and 2001, respectively, are primarily invested in commercial paper and money market funds.

      The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders’ equity. Realized losses for the year ended December 31, 2002 and 2001 were $30,000 and $126,000. There were no marketable securities at December 31, 2002.

      At December 31, 2001, marketable securities consisted of the following:

	Amortized	Market	Unrealized
	Cost	Value	Gain

Mortgage-backed securities (in thousands)	$3,719	$3,766	$47

	December 31,

	2002	2001

Accounts receivable (in thousands):
Billed	$902	$53
Unbilled	17,491	14,020
Less allowance for doubtful accounts	(250)	(1,428)

	$18,143	$12,645

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

Receivable from The Titan Corporation (in thousands):
Billed	$8,973	$12,503
Unbilled	1,150	—

	$10,123	$12,503

      Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution of contracts, contract completion or milestones. Generally, unbilled receivables are expected to be collected within one year.

	December 31,

	2002	2001

Inventories (in thousands):
Materials, net	$12,126	$15,510
Work-in-process	4,544	4,254

	$16,670	$19,764

	December 31,

	2002	2001

Property and equipment (in thousands):
Machinery and equipment	$28,755	$9,937
Furniture, fixtures and leasehold improvements	12,926	1,252
Construction in progress	23,270	33,390

	64,951	44,579
Less accumulated depreciation and amortization	(4,819)	(2,676)

Property and equipment, net	$60,132	$41,903

      Construction in progress represents costs incurred for the construction of the Company’s food irradiation service center facilities, in-line systems and the expansion of the Company’s testing facility for its linear accelerators. Such costs remain in construction in progress until the facilities are completed and placed in service. Depreciation expense was $2.9 million, $814,000 and $757,000 for the years ended 2002, 2001 and 2000, respectively.

	December 31,

	2002	2001

Other assets (in thousands):
Texas A&M	$8,107	$7,210
Other	1,144	4,822

	$9,251	$12,032

      The long-term asset arising from the transaction with Texas A&M represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received. See Note (4).

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 1999, the Company entered into an agreement with Hawaii Pride and affiliated parties, whereby Hawaii Pride would acquire a SureBeam system and construct a facility in Hilo, Hawaii for the purpose of disinfesting fruit and other products. This system was delivered and paid for in June 2000. In addition, the Company advanced $5.1 million to Hawaii Pride, as of December 31, 2001. The monies advanced were utilized for costs relating to the acquisition of land, construction of the building and infrastructure, equipment (excluding the SureBeam system) other start-up costs and working capital purposes. During the fourth quarter of 2001, the Company recorded an impairment charge of $1.4 million against the outstanding receivable, which resulted in a net balance of $3.7 million included in other assets as of December 31, 2001. The Company reserved 50% of all additional advances made to Hawaii Pride. During 2002, the Company loaned Hawaii Pride an additional $745,000 and recorded an additional $373,000 impairment charge. The Company has advanced $5.8 million to Hawaii Pride through December 31, 2002. As the Company continued to monitor Hawaii Pride’s progress throughout 2002, SureBeam continued to be encouraged with the demand that existed for the product and believed that as the new papaya tree plantings matured supply would be abundant, Hawaii Pride would achieve profitability in the spring of 2003. During the fourth quarter of 2002, Hawaii Pride’s primary distributor went bankrupt. This resulted in a several month disruption in Hawaii Pride’s distribution, a significant amount of fruit spoilage and an uncollectible receivable of approximately $250,000. Based on these events, the Company reassessed the probability of collecting the loan in the ordinary course of business from the cash flows of Hawaii Pride and recorded an additional impairment charge of $4.0 million in the fourth quarter, the remaining unreserved amount. The Company can forgive $1.0 million of the amount advanced for the exercise of its option for 19.9% of the equity of Hawaii Pride. Although the Company has the ability to convert an additional $1.9 million of the advance into 50% ownership of Hawaii Pride, this conversion feature may only be exercised upon Hawaii Pride’s default of its loan obligations, mismanagement of the operating facility, a liquidity event or if Hawaii Pride fails to operate the business in a prudent and reasonable manner. The remaining balance of the advance represents a note receivable bearing interest at 8%, with interest payments due to us monthly. In June 2000, Hawaii Pride obtained a 15-year loan of approximately $6.8 million from the USDA. If Hawaii Pride defaults on its USDA loan obligations, or fails to comply with USDA requirements, the Company has the right to acquire 100% of the equity of Hawaii Pride for a nominal amount. Under the terms of the agreement, the Company will receive a management fee based on the facility’s net revenues over the term of the USDA loan.

	December 31,

	2002	2001

Deferred revenue and other income (in thousands):
Deferred license income from The Titan Corporation	$3,000	$3,000
Deferred revenue from The Titan Corporation	646	—
Deferred revenue from non-affiliated parties	678	—

	$4,324	$3,000

      In connection with the Company’s license agreement with Titan, the Company received $4.0 million in both 2002 and 2001 for Titan’s right to use the Company’s intellectual property for all applications other than food (excluding water), animal hides, and flower markets. Of the $8.0 million received, $4.0 million and $1.0 million were recorded as other income in 2002 and 2001, respectively, with the remaining $3.0 million deferred until 2003.

      The deferred revenue from the Titan Corporation and non-affiliated parties represents payments received in excess of revenue recorded on contracts with milestone billings.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note (8) Related Party Transactions

      In connection with the contribution agreement with Titan, the Company entered into a number of other agreements with Titan for such items as corporate services, facilities, filing of income tax returns and employee benefit plans. These agreements provided for, among other things, continuation of services, which were historically provided by Titan to SureBeam while the Company built its corporate infrastructure on a stand-alone basis. As consideration for these services, Titan charged to the Company an allocation of the cost for these services to the extent that they pertained to SureBeam. All service agreements with Titan terminated effective as of the spin-off distribution of SureBeam on August 5, 2002, and the Company no longer receives services from Titan.

      Corporate Services Agreement. Titan provided or made available to the Company certain routine corporate services, which was primarily comprised of administrative functions necessary to implement the Company’s decisions and operations including benefits administration and information technology support as well as allocated premises for occupancy. The Company shared certain Titan systems, including its accounting system and human resource system. Because Titan engaged in government contracts work, Titan allocated costs to the Company based upon government cost accounting requirements. The Company paid Titan for human resources services based upon the Company’s percentage of the total number of Titan group employees. Except for occupancy costs described below, the Company paid for other corporate services based upon the average of three percentages: (1) the percentage of the Company’s payroll to the total payroll of the Titan group, (2) the percentage of the Company’s operating revenues to the total operating revenues of the Titan group and (3) the percentage of the Company’s average net book value, which is the sum of the Company’s tangible capital assets plus inventories, to the total average net book value of the tangible capital assets plus inventory of the Titan group as of the end of the last fiscal year and as of the final day of each calendar quarter in the current fiscal year. Titan had the right to adjust its fees based upon its assessment of the Company’s relative use of these services.

      The initial term of the Corporate Services Agreement extended through December 31, 2001. This agreement had automatically renewed for 2002 and expired at the date of the spin-off. Amounts aggregating $1.1 million, $1.4 million and $620,000 related to allocations under this agreement were included as part of the Company’s selling, general and administrative expenses in the Company’s results of operations in the accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, respectively. Management believed that these allocations were reasonable.

      Facilities Allocation. Titan allocated approximately 8,200 square feet of facility space in San Diego, California to the Company through June 2002, the date the Company relocated its corporate headquarters. Under the Corporate Services Agreement, Titan charged the Company for occupancy, maintenance, property taxes, utilities, landlord pass-through expenses, property insurance, reception desk services, telephone services, centralized mail and postage and other services. The Company paid Titan an annual fee determined by the Company’s percentage of Titan’s annual costs for this facility. This percentage was based upon the percentage of the total square feet in the facility that the Company occupied. Amounts aggregating $274,000, $370,000 and $207,000 were included as part of the Company’s cost of sales and selling, general and administrative expenses in the Company’s results of operations in the accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, respectively.

      Tax Allocation Agreement. As long as Titan maintained beneficial ownership of at least 80% of the total voting power of the Company’s capital stock and 80% of the total value of the Company’s outstanding common stock, the Company was to be included in Titan’s consolidated federal income tax returns.

      Prior to the spin-off, a Tax Allocation agreement between SureBeam and Titan existed. Under the Tax Allocation Agreement, the Company agreed to pay to Titan an amount generally equal to the tax liability that the Company would have incurred if it had prepared and filed a separate return. In computing this separate tax

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability, the Company’s tax attributes, including net operating loss and tax credit carryovers, will be deemed to be the amount that it would have had had it always owned the businesses transferred to the Company by Titan.

      As a member of the Titan group for purposes of filing consolidated federal income tax returns, the Company would be liable for the federal income tax of the Titan group if Titan or any member of the group failed to pay its taxes. As of the date of the spin-off, the Company is no longer a member of the Titan group.

      License Agreement. On October 16, 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company’s intellectual property for all applications and fields other than the food, animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior secured line of credit, subject to the consent of the requisite percentage of its syndicate of senior lenders, with customary financial and affirmative and negative covenants, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of the Company’s Class B and Class A common stock, subject to consent of the requisite percentage of its syndicate of senior lenders, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. Of the $4.0 million received in both 2002 and 2001, $4.0 million and $1.0 million was recorded as other income in 2002 and 2001, respectively, with the remaining $3.0 million deferred until 2003.

      Employee Benefit Plans. The Company’s employees were eligible to participate in the Titan benefit plans. Those plans included a 401(k) plan, an employee stock ownership plan, a non-qualified executive stock-based compensation plan, an employee stock purchase plan, and a health and welfare cafeteria plan. The direct cost of these plans for the Company’s employees were charged by Titan to the Company. Subsequent to July 5, 2002, SureBeam established similar employee plans. The Company’s contributions to these plans were $268,000, $313,000 and $226,000 in 2002, 2001 and 2000, respectively.

      Subordinated Promissory Note. In August 2000, in connection with the contribution by Titan to SureBeam of its electronic food irradiation business, the Company assumed the cumulative advances of $39.0 million and due to additional advances the balance was $72.2 million as of December 31, 2001. These advances were evidenced by the subordinated, unsecured promissory note payable to Titan. Under this note, Titan agreed to lend us a maximum of $75.0 million. Amounts not borrowed could not be canceled by Titan. The promissory note was due in August 2005 and bore interest, payable quarterly, at the greater of the rate of 10% per annum or Titan’s effective weighted average interest rate under its senior credit facility.

      With respect to the exchange of the Company’s $75.0 million non-convertible debt for common stock, the Company followed guidance in APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” and determined that the use of the fair value of the license on the date of the exchange was appropriate. On December 31, 2001, $2.0 million of the Company’s subordinated note payable was exchanged for 190,385 shares of the Company’s Class B common stock, based upon the fifteen day trading average of the Company’s Class A common stock of $10.505 ended on December 28, 2001. Additionally, the remaining $73.0 million of the Company’s subordinated note payable to Titan was exchanged on February 13, 2002 for 4,441,496 shares of the Company’s Class A common stock and 3,225,765 shares of the Company’s Class B common stock, based on the twenty day trading average of the Company’s Class A common stock of $9.521 ended February 12, 2002.

      Senior Credit Facility with The Titan Corporation. During 2002, Titan extended a $50.0 million senior secured credit facility to the Company. As of December 31, 2002, the Company has borrowed $25.0 million on this credit facility and it has up to a maximum of $25.0 million available. The credit facility allows the Company to borrow, in addition to its previous borrowings, up to $12.5 million per quarter through the fourth quarter of 2003, subject to the $50.0 million cumulative limitation on borrowing. For the quarter ending March 31, 2003, the maximum amount available for borrowing is $12.5 million. The maximum amount

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for borrowing in the second, third and fourth quarters of 2003 is based upon the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in the Company’s annual operating plan. The Titan credit facility contains certain covenants, which limit the Company’s operating expenses and capital expenditures based on the attainment of quarterly revenue or EBITDA targets. The credit agreement also includes covenants limiting our incurrence of debt, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring us to maintain specific financial ratios. As of December 31, 2002, the Company was in compliance with all covenants of the credit facility.

      Under the Company’s credit facility it is obligated to make minimum quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and, all remaining principal by December 31, 2005. In addition, with some exceptions, the Company is obligated to use net proceeds from the sale of assets and securities to repay amounts advanced under the credit facility. The interest rate is Titan’s effective weighted average term debt rate under Titan’s credit agreement plus three percent. As of December 31, 2002, the interest rate on the credit facility was 8.08%. Interest is payable monthly beginning in January 2003. The credit facility is secured by a first priority lien on all of its assets.

      Loan Receivable. In October 1999, the Company loaned its President and Chief Executive Officer $375,000. Pursuant to his employment agreement, the loan would bear interest at 6.5% and be ratably forgiven over a five-year period unless the employment agreement was voluntarily terminated or he was terminated for cause. If he voluntarily terminated or if he was terminated for cause, he would be responsible for repaying the unforgiven balance plus interest. The loan balance of $150,000 and $225,000 is included in current assets and other assets, respectively, on the accompanying balance sheets as of December 31, 2002 and 2001, respectively. In March 2003, this officer resigned and the loan balance of $150,000 plus interest of approximately $2,000 became due and payable to the Company. See Note (16).

      Revenues from The Titan Corporation. Titan has subcontracted the Company to design and construct SureBeam systems for Titan’s contracts with third parties. These systems were designed for applications other than the food (excluding water), animal hide and flower markets. Revenues derived from sales to Titan are recognized under cost-plus 20% or fixed price contracts were $19.6 million and $18.3 million for the years ended December 31, 2002 and 2001, respectively.

      Receivable from The Titan Corporation. As of December 31, 2002 and 2001, the Company’s receivable from Titan was $10.1 million and $12.5 million, respectively, which represented the receivable generated from various contracts to manufacture and service SureBeam systems. In January 2003, the Company received a payment of $7.2 million from Titan related its receivable at December 31, 2002.

Note (9) Significant Customers

      Revenues from two customers represented 53% and 25% of the 2002 total revenues, respectively. Revenues from three customers represented 44%, 28% and 17% of the 2001 total revenues, respectively, and 52%, 16% and 11% of the 2000 total revenues, respectively. No other single customer accounted for 10% or more of the revenues for these periods. In 2002 and 2001, one customer with greater than 10% of total revenue was The Titan Corporation.

Note (10) Commitments and Contingencies

      The Company periodically is a defendant in cases incidental to its business activities. Furthermore, providers of products and services to the U.S. government are generally subject to multiple levels of audit and investigation by various U.S. government agencies. Any liabilities arising from audits by the federal

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government are being retained by Titan as part of the contribution by Titan to SureBeam. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

      On January 25, 2002, Titan and SureBeam announced a settlement of the litigation with IBA. Under the settlement, IBA dropped all the claims it made against Titan and SureBeam in the litigation, including IBA’s challenge to the validity and enforceability of SureBeam’s core patent. Titan and SureBeam agreed that IBA and its customers may continue to operate or use IBA’s electronic irradiation facility in Bridgeport, New Jersey. The settlement terms include, among other things, that IBA will buy its requirements in the United States for e-beam and x-ray systems for use for processing food and sanitizing mail from Titan and SureBeam during the next four years, provided Titan and SureBeam offer competitive terms. Titan and SureBeam also agreed to purchase their requirements of accelerators with above 150 kilowatts of power from IBA during the same four-year period, provided IBA offers competitive terms. Other terms of the settlement agreement were not disclosed.

      In 1999, SureBeam entered into an agreement with Cloverleaf Cold Storage in Sioux City, Iowa whereby Cloverleaf constructed and leased to SureBeam an electron beam food irradiation service center in which SureBeam would install food irradiation systems and process food for its customers. The facility lease commenced on February 1, 2000 with an initial term of five years with an option to extend the lease term for an additional five years. Monthly rental payments are approximately $25,000 for the first year of the lease and are adjusted annually based upon fluctuations in the Consumer Price Index. In addition to the facility lease with Cloverleaf, SureBeam issued a warrant to Cloverleaf to purchase 465,838 shares of the Company’s Class A common stock for a nominal amount. SureBeam also granted an additional warrant to Cloverleaf to purchase 1,397,515 shares of SureBeam common stock at an exercise price of $0.7156 per share. The fair value of the warrants of $1.9 million was computed using the Black-Scholes option-pricing model and has been recorded as prepaid rent in the accompanying consolidated financial statements and will be amortized over the initial five-year lease term. In accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the fair value of the warrants was valued at the date the warrants were issued and Cloverleaf exercised the warrants on March 16, 2001. In January 2001, the Company amended the facility lease agreement with Cloverleaf Cold Storage in Sioux City, Iowa. The amended facility lease commenced on February 1, 2001 and has an initial term of twenty years with an option to terminate the lease after ten years. The related future minimum lease payments have been included in the table below.

      The Company is dependent on third-party suppliers for components of its systems. These components include the microwave cavities of the Company’s linear accelerators, which it currently obtains from a single source.

      The Company leases space from unrelated third parties under non-cancelable operating leases. Rent expense for these leases amounted to $2.6 million, $2.0 million and $1.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The related future minimum lease payments as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$2,621
2004	2,637
2005	2,244
2006	2,220
2007	2,072
Thereafter	17,039

$28,833

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note (11) Income Taxes

      The components of the income tax provision/(benefit) are as follows (in thousands):

	2002	2001	2000

Current:
Federal	$—	$(3,132)	$147
State	—	—	26

	—	(3,132)	173
Deferred	—	813	(1,303)

	$—	$(2,319)	$(1,130)

      Following is a reconciliation of expected income tax expense (benefit) (based on the United States federal income tax rate applicable in each year) to the actual benefit for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Expected federal income tax benefit	$(11,930)	$(26,076)	$(1,003)
State income taxes, net of federal income tax benefits	—	664	(177)
Change in federal valuation allowance	7,514	7,253	50
Stock based compensation	2,394	9,081	—
Pre-spin off utilization of NOL by parent company	1,915	5,358	—
Present value adjustment	—	768	—
Other	107	633	—

Actual income tax benefit	$—	$(2,319)	$(1,130)

      Deferred tax assets as of December 31, 2002 and 2001, consist of the following temporary differences (in thousands):

	2002	2001

Net operating losses	$3,914	$705
Accrued payroll and employee benefits	222	742
Deferred compensation	8,027	6,748
Deferred revenue	2,685	108
Reserves	3,137	1,148
Amortization	1,907	1,445
Other	174	71

Deferred tax asset	20,066	10,967
Valuation allowance	(17,866)	(9,419)

Net deferred tax asset	$2,200	$1,548
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(2,200)	(1,548)

Total deferred tax liability	(2,200)	(1,548)

Net deferred tax asset	$—	$—

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $17.9 million as of December 31, 2002 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by approximately $8.4 million in the year ended December 31, 2002. The valuation allowance includes approximately $464,000 related to stock option deductions, the benefit of which will eventually be credited to equity.

      At December 31, 2002, the Company had federal and state tax loss carryforwards of approximately $10.0 million and $6.1 million respectively. The federal and state net operating loss carryfowards begin to expire in 2021 and 2006 respectively, if unused.

      Prior to the spin-off, the Company filed a consolidated federal income tax return with Titan. In accordance the tax sharing agreement between Titan and the Company, Titan must reimburse the Company a sum equal to the amount of benefit realized by Titan that is attributable to the utilization of net operating losses generated by the Company. Any resulting reimbursement is due from Titan upon the earlier of (1) the year in which the Company would have utilized the loss and obtained a tax benefit had the Company filed a separate federal income tax return in all tax years, and (2) the year in which the applicable carryforward period expires. To date, a receivable of $2.3 million has been recognized in connection with the use of the Company losses by Titan. An additional amount may be recognized depending upon the future profitability of the Company.

      The Internal Revenue Code limits the future availability of net operating loss that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. These losses may be subject to IRC Section 382 and may be limited in their use. The extent of such limitation has not been determined at this time.

Note (12) Stockholders’ Equity (Deficit)

      The Company’s certificate of incorporation allows for issuance of preferred stock upon approval by the board of directors. The board of directors has the authority, without further action by stockholders, to designate up to 5,000,000 shares of preferred stock, in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock. As of December 31, 2002, the board of directors has not approved nor has the Company issued any preferred stock.

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

      On December 31, 2001, in connection with the Company’s license agreement with Titan, the Company exchanged $2.0 million of its subordinated promissory note payable to Titan for 190,385 shares of Class B common stock of the Company.

      On February 13, 2002, the Company exchanged $73.0 million of its subordinated promissory note payable to Titan for 3,225,765 and 4,441,496 shares of Class B and Class A common stock, respectively, of the Company.

      Effective August 5, 2002, Titan exchanged its 50.0 million shares of Class B common stock for 50.0 million shares of Class A common stock and distributed all of its shares of the common stock to the shareholders of Titan. The Class B common stock was retired. Titan previously announced that the holders of

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record of Titan common stock as of the close of business on July 26, 2002, the record date for the distribution, were to receive 0.6986 shares of SureBeam’s common stock for every share of Titan common stock held.

      Previously, Titan held over eighty percent of the Company’s common stock and held a higher percentage of the voting power due to Titan’s ownership of shares of Class B common stock, which had ten votes per share, as compared to the Class A common stock, which has one vote per share and is traded on the NASDAQ under the symbol SURE.

      On December 2, 2002, the Company entered into agreements with investors to sell an aggregate of 5,276,314 shares of its common stock for $4.75 per share, or an aggregate purchase price of approximately $25.1 million. In addition, the Company issued warrants to purchase 1,319,075 shares of its common stock at an exercise price of $6.00 per share. The Company issued these shares and warrants to the investors on December 3, 2002. The warrants are exercisable from the date of issuance until December 2, 2007. The shares issued under the agreements were offered through a placement agent, for which services the Company paid to the placement agent a fee of approximately $1.8 million. After the placement agent fee and before deducting related legal and accounting expenses, the Company realized net proceeds of approximately $23.3 million. The Company intends to use the proceeds for working capital needs and general corporate purposes. The Company issued all of the securities under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. All of the shares of common stock issued to the investors or to be issued upon exercise of the warrants issued to the investors are restricted until the Company registers them. The Company agreed to file a registration statement with the SEC covering the resale of the shares issued or issuable to each selling stockholder. The Company’s agreement requires it to cause the S-3 registration statement to remain effective until the earlier of (a) two years after it is declared effective by the SEC, (b) the date on which each selling stockholder’s shares could be sold in a single three-month period under Rule 144 of the Securities Act, or (c) such time as all the common stock offered by the registration statement have been sold. The Company also agreed to indemnify each selling stockholder for claims made against them arising out of, among other things, statements made in the filed S-3 registration statement, Registration No. 333-101971.

Note (13) Stock-based and Other Compensation Plans

      The Company provides stock-based compensation to officers, directors and key employees through stock option plans. Prior to the contribution to SureBeam from Titan in August 2000, the Company had one employee stock option plan, the 1998 Stock Option Plan (the “1998 Plan”). Total options authorized for grant under the 1998 Plan were 11,180,124. Under the 1998 Plan, an option’s maximum term is ten years, and the exercise price of each option must equal the fair market value of the Company’s stock on the date of grant. All options vest in four equal annual increments beginning one year after the grant date.

      On February 1, 2000, the Company issued 46,584 options under the 1998 Plan, which were granted at less than fair market value. On this date the fair value of a share of the Company’s Class A common stock was $13.95 per share. Accordingly, the Company recognized stock-based compensation related to these grants of $643,000 on February 1, 2000. On May 1, 2000 and June 1, 2000, the Company issued 93,168 and 93,168 options, respectively, at $0.14 per share to employees under the 1998 Plan, which were granted at less than fair market value. On these dates, the deemed fair value of a share of the Company’s Class A common stock was $13.95 per share. Accordingly, the Company has recognized deferred stock-based compensation related to these grants of $2.6 million. This deferred stock-based charge will be amortized to expense over the four year vesting period of these options, $808,000, $808,000, and $648,000 of such expense was recognized in 2002, 2001, and 2000, respectively.

      In August 2000, in connection with the contribution by Titan to the Company, the Company adopted a Nonstatutory Stock Option Plan through which the Company substituted all options under the 1998 Plan.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Nonstatutory Stock Option Plan has 7,975,137 shares of Class A common stock authorized for issuance. The plan provides for grants of nonstatutory stock options to the Company’s officers and directors and the officers and directors of Titan. The Company has the right to repurchase shares received on the exercise of an option at the book value of those shares if the purchaser terminates service prior to the completion of the initial public offering. This constitutes a variable plan under APB No. 25. Accordingly, deferred stock-based compensation has been recorded to the extent that book value exceeds the exercise price of the options at the date of grant. Deferred stock-based compensation is also recorded for changes in book value occurring subsequent to the initial grant date. Stock-based compensation related to these grants is recognized as these options vest. The Company has not recognized stock-based compensation related to these options, as the exercise price per share has exceeded the book value per share since the date of grant and for all periods presented. The term of the stock options may not exceed February 19, 2008, the plan termination date. As of December 31, 2002, options to purchase a total of 7,928,553 shares of the Class A common stock were granted and 46,584 shares remained available for grant.

      In connection with the completion of the Company’s initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, a portion of these options were vested at the time of completion of the offering, approximately $38.7 million was recognized as stock-based compensation at that time. Included in selling, general and administrative expense for the years ended December 31, 2002 and 2001, is $15.8 million and $53.5 million, respectively, in stock-based compensation associated with these options. The remaining deferred stock-based compensation balance related to these options will be recognized as stock-based compensation of approximately $8.1 million and $1.3 million in 2003 and 2004, respectively, the remainder of the four-year vesting period of the options.

      In August 2000, the Company adopted and the stockholders approved the 2000 Stock Option and Incentive Plan. Outstanding options will continue to be governed by the original terms of those options granted under the 1998 Plan. At that time, the Company reserved an aggregate 2,170,800 shares of common stock for issuance upon the exercise of stock awards granted to employees, directors, and consultants under the plan. In May 2002, the stockholders approved an additional 3,000,000 shares of common stock to be reserved for this plan. The exercise price of an option cannot be less than 100% of the fair market value of the common stock on the date of grant. The maximum term of options granted is 10 years. The plan will terminate in August 2010, unless sooner terminated by the board. As of December 31, 2002, options to purchase a total of 3,339,824 shares of Class A common stock were granted and 1,830,976 shares remained available for grant.

      In August 2000, the Company also adopted an Employee Stock Purchase Plan, or Purchase Plan, covering an aggregate of 250,000 shares of common stock. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on March 16, 2001. Employees who participate in an offering may have up to 15% of their earnings withheld under the Purchase Plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the board of directors. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date at the end of the offering period. As of December 31, 2002, 139,416 shares of Class A common stock were purchased for participants and 110,584 shares of Class A common stock remained available for purchase.

      As of December 31, 2002, approximately 1,988,144 shares of Class A common stock were reserved for future issuance for the stock incentive plans and employee benefit plans.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock-based compensation plans as of December 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	6,335,314	$1.16	8,063,643	$0.14	6,451,863	$0.14

Granted	2,720,000	$2.75	733,368	$8.94	2,124,216	$0.14

Exercised	(2,273,067)	$0.14	(2,414,713)	$0.14	—	$0.14

Terminated	(201,650)	$11.08	(46,984)	$0.25	(512,436)	$0.14

Outstanding at end of year	6,580,597	$1.87	6,335,314	$1.16	8,063,643	$0.14

Options exercisable at end of year	2,081,490	$0.73	1,769,023	$0.14	2,102,096	$0.14

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.14	3,590,147	5.25	$0.14	1,988,840	$0.14

$ 1.63	2,020,000	9.62	$1.63	—	$0.00

$ 2.45	25,000	9.64	$2.45	—	$0.00

$ 6.11 – $7.51	600,000	9.12	$6.18	6,250	$7.51

$10.00 – $12.20	115,450	8.52	$10.97	28,900	$10.97

$14.90 – $16.09	230,000	8.46	$14.95	57,500	$14.95

$ 0.14 – $16.09	6,580,597	7.13	$1.87	2,081,490	$0.73

      Certain officers and key employees participated in the Titan non-qualified executive stock-based compensation plan, which terminated on August 5, 2002. The Company also has performance bonus plans for certain of its employees. Related expense for these two plans amounted to approximately $820,000, $2.4 million, and $22,000 in the years ended December 31, 2002, 2001, and 2000, respectively.

Note (14) Segment Information

      The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has three operating and reportable segments: food processing services, system sales and support and medical sterilization services.

      Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment gross profit or loss includes substantially all of the segment’s direct costs of operations. Costs for accounting, sales and marketing, administrative and legal activities, as well as gains and losses, interest income and expense and income taxes are managed at the corporate segment. The Company evaluates segment performance based on gross profit or loss. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to August 4, 2000, all of the Company’s revenues were derived from the manufacturing of medical equipment sterilization and electronic food irradiation systems, providing medical equipment sterilization services and the manufacturing of linear electron beam accelerators for use by government agencies. After August 4, 2000, the Company’s revenues consist of electronic food irradiation system sales and food processing revenue.

      The food processing services segment which was established in August 2000, represents all irradiation services from the Company owned service centers for all food (excluding water), flowers and animal hides. The processing services apply a specific dose of irradiation to the product as it passes through our system. Revenues are recognized at the time the processing is completed. The costs associated with this segment represent the operating costs of the service center, which include labor, utilities, depreciation and supplies.

      The system sales and support segment represents revenues derived from sales of electronic irradiation systems and support for food services, medical sterilization services and mail sanitation services. Also included are revenues related to selling linear electron beam accelerator systems for use by the federal government. System sale revenues for this segment are recognized using the percentage-of-completion method of accounting for fixed price contracts and time and materials plus a fee for cost-plus contracts, which are recognized at the time services are performed. The costs associated with this segment represent the labor, material and overhead allocated to the specific contracts.

      The medical sterilization services segment represents all irradiation services performed at Titan owned service centers for medical sterilization. This segment terminated on August 4, 2000.

      The following tables summarize segment data for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Revenues:
Food processing services	$1,079	$1,014	$700
System sales and support	35,797	40,253	25,921
Medical sterilization services	—	—	2,827

	$36,876	$41,267	$29,448

	2002	2001	2000

Gross profit (loss):
Food processing services	$(6,000)	$(1,729)	$(1,373)
System sales and support	11,737	15,893	11,372
Medical sterilization services	—	—	(153)

	$5,737	$14,164	$9,846

	2002	2001	2000

Identifiable assets:
Food processing services	$59,114	$38,937	$10,358
System sales and support	28,137	25,093	17,579
Medical sterilization services	—	—	—
General corporate assets	64,746	53,754	25,244

	$151,997	$117,784	$53,181

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      General corporate assets are principally cash and cash equivalents, prepaid expenses, property and equipment, deferred income taxes and other assets. Included in the assets of food processing services, are $22,345, $13,349 and $0 during 2002, 2001 and 2000, respectively, of property and equipment located in Brazil.

	2002	2001	2000

Depreciation and amortization of property and equipment and other assets:
Food processing services	$3,044	$341	$87
System sales and support	—	—	—
Medical sterilization services	—	—	453
Corporate	1,785	3,878	2,519

	$4,829	$4,219	$3,059

      All capital expenditures relate to the food processing services segment, other than certain leasehold improvements and fixed assets of $195,000, $1.4 million and $126,000 during 2002, 2001 and 2000, respectively, which related to general corporate assets.

Note (15)	Quarterly Financial Data (unaudited)

      The following tables contain selected consolidated statement of operations data for each quarter of fiscal years ended 2002 and 2001 (in thousands, except per share amounts):

	Fiscal 2002 Quarter Ended

	March 31	June 30	September 30	December 31

Total revenues	$7,016	$10,785	$6,992	$12,083
Gross profit	1,168	3,766	117	686
Loss from operations	(9,100)	(6,078)	(11,751)	(11,025)
Net loss	$(8,979)	$(5,102)	$(11,034)	$(9,973)
Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.16)	$(0.14)
Diluted	$(0.14)	$(0.08)	(0.16)	$(0.14)
Weighted average shares outstanding:
Basic	62,794	66,869	67,336	69,881
Diluted	62,794	66,869	67,336	69,881

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2001 Quarter Ended

	March 31	June 30	September 30	December 31

Total revenues	$5,476	$9,617	$14,548	$11,626
Gross profit	2,526	3,402	5,293	2,943
Loss from operations	(43,428)	(9,410)	(7,366)	(11,609)
Net loss	$(40,573)	$(9,187)	$(7,748)	$(16,867)
Loss per common share:
Basic	$(0.84)	$(0.16)	$(0.14)	$(0.29)
Diluted	$(0.84)	$(0.16)	(0.14)	$(0.29)
Weighted average shares outstanding:
Basic	48,405	55,841	56,131	57,624
Diluted	48,405	55,841	56,131	57,624

Note (16)	Subsequent Events

      Effective March 31, 2003, Lawrence A. Oberkfell, the Company’s Chief Executive Officer, President and Chairman of the Board, resigned and his loan balance of $150,000 plus interest became due and payable to the Company. See Note (8). On March 11, 2003, the Board of Directors elected John C. Arme as Chairman of the Board.

      Due to the war in Iraq, certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed. This delay and any future delays will cause delays in payments due upon contractual milestones. The Company had anticipated milestone payments during 2003 of $24.9 million. The Company anticipates shipping upon resolution of the war in the Middle East.

      Due to the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia, the U.S. State Department has warned U.S. citizens not to travel to Vietnam because of its lack of adequate medical facilities for proper treatment of SARS. Therefore, the Company’s personnel who have been constructing a SureBeam system in Vietnam have left the country pending resolution of this medical crisis. The departure of the Company’s personnel is delaying construction of the systems in Vietnam and will delay its receipt of its final payment of approximately $1.5 million to be paid upon completion. The Company is not able to predict when its personnel will be able to return to Vietnam or when the Vietnam systems will be completed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required as to this Item is incorporated herein by reference from the data under the caption “Information Concerning Nominees and Continuing Directors” and “Executive Officers” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2003.

Item 11.	Executive Compensation

      The information required as to this Item is incorporated herein by reference from the data under the caption “Executive Compensation and Other Information,” “Report on Executive Compensation” and Employment Agreements” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required as to this Item is incorporated herein by reference from the data under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required as to this Item is incorporated herein by reference from the data under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies to be voted at our Annual Meeting of Stockholders to be held in May 2003.

PART IV

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, SureBeam carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of SureBeam’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that SureBeam’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of documents filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The consolidated financial statements of SureBeam Corporation are included under Item 8 of this report.

2.	Financial Statement Schedule: The financial statement schedule required under the related instructions is included on page 93.

3.	Exhibits: The exhibits which are filed with this report of which are incorporated herein by reference are set forth in the Exhibit Index on pages 94 through 96.

      (b) Reports on Form 8-K:

Current Report on Form 8-K filed December 5, 2002 pursuant to Item 5 (Other Events).

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREBEAM CORPORATION

By:	/s/ LAWRENCE A. OBERKFELL

Lawrence A. Oberkfell
President and Chief Executive Officer

Date: March 31, 2003

By:	/s/ DAVID A. RANE

David A. Rane
Senior Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 31, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE A. OBERKFELL Lawrence A. Oberkfell	President, Chief Executive Officer	March 31, 2003

/s/ JOHN C. ARME John C. Arme	Director, Chairman of the Board	March 31, 2003

/s/ ROBERT O. ADERS Robert O. Aders	Director	March 31, 2003

/s/ WILLIAM C. HALE William C. Hale	Director	March 31, 2003

/s/ MICHAEL J LICATA Michael J Licata	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lawrence A. Oberkfell, certify that:

1. I have reviewed this annual report on Form 10-K of SureBeam Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LAWRENCE A. OBERKFELL

Lawrence A. Oberkfell
President, Chief Executive Officer

Dated: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David A. Rane, certify that:

1. I have reviewed this annual report on Form 10-K of SureBeam Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID A. RANE

David A. Rane
Senior Vice President, Chief Financial Officer

Dated: March 31, 2003

SUREBEAM CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

	Balance at	Additions		Balance
	Beginning	(charges to		at End
	of Year	expense)	Deductions	of Year

	(In thousands of dollars)
2002:
Allowance for doubtful accounts	$1,428	$—	$(1,178)	$250
2001:
Allowance for doubtful accounts	250	1,178	—	1,428
2000:
Allowance for doubtful accounts	350	—	(100)	250

APPENDIX E

SUREBEAM CORPORATION

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 (No. 333-43672), as amended (the “Form S-1”)).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1).
10.1	Form of Indemnity Agreement entered into between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Form S-1).
10.2	Registrant’s 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1).
10.3	Form of Incentive and Nonstatutory Stock Option Agreements under the 2000 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-1).
10.4	Registrant’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Form S-1).
10.5	Registrant’s Nonstatutory Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the Form S-1).
10.6	Form of Stock Option Agreement under Registrant’s Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Form S-1).
10.7†	Sub-Lease Agreement between Cloverleaf Cold Storage and The Titan Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.7 to the Form S-1).
10.8	Industrial Real Estate Lease between B/G Management and The Titan Corporation dated April 10, 2000 (incorporated by reference to Exhibit 10.8 to the Form S-1).
10.10†	Amended and Restated Agreement No. 3 for Purchase of an X-Ray System by and among the Registrant, The Titan Corporation, Hawaii Pride LLC, John W. Clark and Eric Weinert (incorporated by reference to Exhibit 10.10 to the Form S-1).
10.11	Supplemental Retirement Plan for Executives, as amended (incorporated by reference to Exhibit 10.11 to the Form S-1).
10.12†	Contract for Purchase and Sale of Equipment and Services dated December 28, 1999 between Zero Mountain Cold Storage and Titan Scan (incorporated by reference to Exhibit 10.12 to the Form S-1).
10.13	Agreement between Texas A&M University, Texas Agricultural Experiment Station and the Registrant (incorporated by reference to Exhibit 10.13 to the Form S-1).
10.14†	Joint Venture and Strategic Partnering Agreement dated May 18, 2000 between Tech Ion Industrial Brasil S.A. and the Registrant, as amended (incorporated by reference to Exhibit 10.14 to the Form S-1).
10.15	Letter Agreement dated September 30, 1999, as amended on October 18, 1999, between The Titan Corporation and Larry Oberkfell (incorporated by reference to Exhibit 10.15 to the Form S-1).
10.16	Letter Agreement dated July 14, 1999 between The Titan Corporation and Kevin Claudio (incorporated by reference to Exhibit 10.16 to the Form S-1).
10.17	Joint Venture Arrangement and Agreement for purchase of an electron beam system by and among the Registrant and Zero Mountain, Inc. dated August 8, 2000 (incorporated by reference to Exhibit 10.17 to the Form S-1).
10.18	Tax Allocation Agreement dated as of August 4, 2000 between The Titan Corporation and the Registrant (incorporated by reference to Exhibit 10.18 to the Form S-1).

Exhibit
Number	Description of Document

10.19	Corporate Services Agreement dated August 4, 2000 between The Titan Corporation and the Registrant (incorporated by reference to Exhibit 10.19 to the Form S-1).
10.20	Subordinated Promissory Note dated August 4, 2000 between SB Operating Co. and The Titan Corporation (incorporated by reference to Exhibit 10.20 to the Form S-1).
10.21	Contribution Agreement dated as of August 4, 2000 among The Titan Corporation, the Registrant and Gene Ray (incorporated by reference to Exhibit 10.21 to the Form S-1).
10.22	Contribution Agreement dated as of August 4, 2000 between the Registrant and SB Operating Co. (incorporated by reference to Exhibit 10.22 to the Form S-1).
10.23	License Agreement dated as of August 4, 2000 between SB Operating Co. and The Titan Corporation (incorporated by reference to Exhibit 10.23 to the Form S-1).
10.24	First Amendment to Sub-Lease Agreement between Cloverleaf Cold Storage and The Titan Corporation dated February 1, 2001 (incorporated by reference to Exhibit 10.24 to the Form S-1).
10.25†	Building Lease dated as of November 17, 2000 between Bradley Associates Limited Partnership and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “June 2001 Form 10-Q”)).
10.26†	Strategic Alliance Agreement dated as of November 29, 2000 between Square-H Brands, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 to the June 2001 Form 10-Q).
10.27†	Amendment to Strategic Alliance Agreement dated as of March 28, 2001 among X H Partners, Square-H Brands, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the June 2001 Form 10-Q).
10.28†	Second Amendment to Strategic Alliance Agreement dated as of November 28, 2001 between X H Partners, Square-H Brands, Inc. and the Registrant. (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).
10.29	Lease dated November 28, 2001 between X H Partners and the Registrant (incorporated by reference to Exhibit 10.29 to the 2001 Form 10-K).
10.30	Amendment to Lease dated as of November 28, 2001 between X H Partners, L.P. and the Registrant (incorporated by reference to Exhibit 10.30 to the 2001 Form 10-K).
10.31	Exchange Agreement dated as of December 31, 2001 between the Registrant and The Titan Corporation (incorporated by reference to Exhibit 10.31 to the 2001 Form 10-K).
10.32	Exchange Agreement dated as of February 11, 2002 between the Registrant and The Titan Corporation (incorporated by reference to Exhibit 10.32 to the 2001 Form 10-K).
10.33	Contract for Purchase and Sale of Equipment and Services dated as of February 11, 2002 between the Registrant and The Titan Corporation (incorporated by reference to Exhibit 10.33 to the 2001 Form 10-K).
10.34	Amended and Restated License Agreement dated as of October 17, 2001 between SB Operating Co., Inc. and The Titan Corporation (incorporated by reference to Exhibit 10.34 to the 2001 Form 10-K).
10.35	Amendment to License Agreement dated as of October 17, 2001 between SB Operating Co., Inc. and The Titan Corporation (incorporated by reference to Exhibit 10.35 to the 2001 Form 10-K).
10.36	Quota Purchase Agreement dated October 23, 2001 between the Registrant, Tech Ion Industrial Brasil, S.A., SureBeam Holding Company LTDA., and Jospe Francisco Bufara de Medeiros (incorporated by reference to Exhibit 10.36 to the 2001 Form 10-K).
10.37	Letter Agreement dated as of March 29, 2002 between the Registrant and The Titan Corporation (incorporated by reference to Exhibit 10.37 to the 2001 Form 10-K).
10.38†	Joint Venture Agreement dated April 30, 2002 between RESAL Saudi Corp. and the Company (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 Form 10-Q”)).

Exhibit
Number	Description of Document

10.39	Senior Secured Credit Agreement, dated as of August 2, 2002, between The Titan Corporation, as the Lender, and the Company, as the Borrower (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2002, as filed February 3, 2002).
10.40	Tax Sharing and Disaffiliation Agreement dated as of August 2, 2002 between The Titan Corporation and the Company (incorporated by reference to Exhibit 10.40 to the June 2002 Form 10-Q).
10.41	Employee Benefits Agreement dated as of August 2, 2002 between The Titan Corporation and the Company (incorporated by reference to Exhibit 10.41 to the June 2002 Form 10-Q).
10.42	Reimbursement Agreement dated as of August 2, 2002 between The Titan Corporation and the Company (incorporated by reference to Exhibit 10.42 to the June 2002 Form 10-Q).
10.43	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 2640 Murray Street, Sioux City, Iowa (incorporated by reference to Exhibit 10.43 to the June 2002 Form 10-Q).
10.44	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 9300 Underwood Avenue, Omaha, Douglas County, Nebraska 68114 (incorporated by reference to Exhibit 10.44 to the June 2002 Form 10-Q).
10.45	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space consisting of approximately 133 square meters and located at King Fahed Road, North to King Fahed Library, Olaya Area, Riyadh, Kingdom of Saudi Arabia, in the building commonly known as Abraj Atta’awuneya (incorporated by reference to Exhibit 10.45 to the June 2002 Form 10-Q).
10.46	Sub-sub-lease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite A, Dublin, CA. (incorporated by reference to Exhibit 10.46 to the June 2002 Form 10-Q).
10.47	Sublease Agreement dated as of August 2, 2002 between The Titan Corporation, as Sublandlord, and the Company, as Subtenant, for certain space located at 6780 Sierra Court, Suite R, Q, L and O, Dublin, CA (incorporated by reference to Exhibit 10.47 to the June 2002 Form 10-Q).
10.48†	Agreement for Purchase of a SureBeam X-Ray System dated effective March 27, 2002 between the Company and Son Son Co., Ltd. (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 Form 10-Q”)).
10.49†	Letter Agreement dated October 1, 2002, amending Agreement dated effective March 27, 2002 between the Company and Son Son Co., Ltd. (incorporated by reference to Exhibit 10.49 to the September 2002 Form 10-Q).
10.50†	Agreement for Purchase of a SureBeam Electronic Beam System dated August 1, 2002 between Salubris Limited Partnership and the Company (incorporated by reference to Exhibit 10.50 to the September 2002 Form 10-Q).
10.51	Amendment to Senior Secured Credit Agreement and Contract For Purchase and Sale of Equipment and Services dated as of March 28, 2003 between the Registrant and The Titan Corporation.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Public Accountants.
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1	Periodic Report Certification by Chief Executive Officer of Annual Report on Form 10-K for the year ended December 31, 2002.
99.2	Periodic Report Certification by Chief Financial Officer of Annual Report on Form 10-K for the year ended December 31, 2002.

†	Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.