Form 10-Q
period 2003-03-31
SUREBEAM CORP
filed 2003-05-15
CIK 1121309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(858) 795-6300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

      The number of shares of registrant’s Class A common stock, $.001 par value, outstanding as of May 9, 2003, was 75,388,332.

SUREBEAM CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Systems sales and support:
Non-affiliated parties	$1,845	$1,155
Investee	2,334	1,096
The Titan Corporation	1,638	4,502
Food processing services	309	263

Total revenues	6,126	7,016

Cost of revenues:
Systems sales and support:
Non-affiliated parties	1,392	1,229
Investee	1,530	627
The Titan Corporation	1,552	2,831
Food processing services	2,641	1,161

Total cost of revenues	7,115	5,848

Gross profit (loss)	(989)	1,168
Selling, general and administrative expense	6,411	6,153
Stock-based compensation	(28)	3,800
Research and development	317	315

Loss from operations	(7,689)	(9,100)
Interest income	84	25
Interest expense	(59)	(886)
Other income (expense), net	998	982

Loss before income tax benefit	(6,666)	(8,979)
Income tax benefit	—	—

Net loss	$(6,666)	$(8,979)

Basic loss per share:
Net loss	$(0.09)	$(0.14)

Weighted average shares — basic	74,110	62,794

Diluted loss per share:
Net loss	$(0.09)	$(0.14)

Weighted average shares — diluted	74,110	62,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share information)

	March 31,	December 31,
	2003	2002

ASSETS (PLEDGED)
Current Assets:
Cash and cash equivalents	$20,227	$27,336
Cash, restricted	1,250	—
Accounts receivable, net of allowance of $250 at March 31, 2003 and December 31, 2002	19,669	18,143
Receivable from The Titan Corporation	1,844	10,123
Inventories	16,058	16,670
Other current assets	5,892	4,859

Total current assets	64,940	77,131
Property and equipment, net	60,858	60,132
Due from The Titan Corporation	2,319	2,319
Intangible assets, net	2,941	3,164
Other assets	9,120	9,251

Total assets	$140,178	$151,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,514	$6,064
Accrued compensation and benefits	1,506	2,050
Deferred revenue and other income	3,615	4,324
Due to The Titan Corporation	217	3,591
Other current liabilities	1,152	1,383
Senior credit facility with The Titan Corporation	3,438	—

Total current liabilities	15,442	17,412

Senior credit facility with The Titan Corporation	21,562	25,000
Other long-term liabilities	3,150	2,952

Total liabilities	40,154	45,364

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $.001 par value, 200,000,000 shares authorized, 74,231,758 issued and 74,228,229 outstanding at March 31, 2003 and 73,736,873 issued and 73,733,344 outstanding at December 31, 2002	74	73
Additional paid-in capital	238,794	244,440
Deferred stock-based compensation	(4,639)	(10,350)
Accumulated other comprehensive income (loss)	(9)	—
Treasury stock, at cost: 3,529 shares at March 31, 2003 and December 31, 2002	(42)	(42)
Accumulated deficit	(134,154)	(127,488)

Total stockholders’ equity	100,024	106,633

Total liabilities and stockholders’ equity	$140,178	$151,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(6,666)	$(8,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonmonetary research consideration	282	(1,168)
Depreciation and amortization	1,424	1,516
Amortization of deferred stock-based compensation	(28)	3,800
Loss on disposal of property and equipment	2	—
Change in operating assets and liabilities:
Increase in restricted cash	(1,250)	—
Accounts receivable	(1,526)	(494)
Inventories	612	(1,454)
Prepaid expenses and other	(1,174)	473
Other assets	(413)	(419)
Accounts payable	(550)	(4,819)
Accrued compensation and benefits	(544)	(575)
Other accrued liabilities	2,430	4,521
Due to The Titan Corporation	4,905	13,059
Deferred revenue and other	(3,172)	—

Net cash provided by (used in) operating activities	(5,668)	5,461

Cash Flows from Investing Activities:
Capital expenditures	(1,526)	(3,961)
Sale of available-for-sale investments	—	3,719
Advances to Hawaii Pride	—	(195)

Net cash used in investing activities	(1,526)	(437)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	94	112
Borrowings on subordinated promissory note	—	792

Net cash provided by financing activities	94	904

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Net increase (decrease) in cash and cash equivalents	(7,109)	5,928
Cash and cash equivalents at beginning of period	27,336	4,131

Cash and cash equivalents at end of period	$20,227	$10,059

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$1,211	$—
Income taxes	$11	$—
Non-Cash Financing and Investing Activities:
Reversal of deferred stock-based compensation due to employee termination	$5,739	$—
Conversion of subordinated promissory note to common stock	—	73,000
Increase in fair value of investments, available-for-sale	—	47

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Shares of		Common				Accumulated
	Common Stock		Stock				Other
					Additional	Deferred	Comprehensive
	Class	Class	Class	Class	Paid-in	Stock-Based	Income	Treasury	Accumulated
	A	B	A	B	Capital	Compensation	(Loss)	Stock	Deficit	Total

Three Months Ended March 31, 2003:
Balances at December 31, 2002	73,733	—	$73	$—	$244,440	$(10,350)	$—	$(42)	$(127,488)	$106,633
Net loss	—	—	—	—	—	—	—	—	(6,666)	(6,666)
Proceeds from issuance of common stock in conjunction with exercise of stock options and other stock grants	495	—	1	—	93	—	—	—	—	94
Reversal of deferred stock-based compensation on unvested options related to employee termination	—	—	—	—	(5,739)	5,739	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	(28)	—	—	—	(28)
Foreign currency translation loss	—	—	—	—	—	—	(9)	—	—	(9)

Balances at March 31, 2003	74,228	—	$74	$—	$238,794	$(4,639)	$(9)	$(42)	$(134,154)	$100,024

Three Months Ended March 31, 2002:
Balances at December 31, 2001	11,602	46,774	$11	$47	$147,607	$(26,918)	$47	$(42)	$(92,400)	$28,352
Net loss	—	—	—	—	—	—	—	—	(8,979)	(8,979)
Issuance of common stock in conjunction with conversion of subordinated promissory note to equity	4,441	3,226	5	3	72,992	—	—	—	—	73,000
Proceeds from issuance of common stock in conjunction with exercise of stock options and other stock grants	781	—	1	—	111	—	—	—	—	112
Amortization of deferred stock-based compensation	—	—	—	—	—	3,800	—	—	—	3,800
Unrealized loss on investments	—	—	—	—	—	—	(47)	—	—	(47)

Balances at March 31, 2002	16,824	50,000	$17	$50	$220,710	$(23,118)	$—	$(42)	$(101,379)	$96,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note (1)	Basis of Financial Statement Preparation

      The accompanying consolidated financial information of SureBeam Corporation and subsidiaries (“SureBeam” or the “Company”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in its Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The information as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 is unaudited. The accompanying consolidated financial information includes all normal recurring adjustments, which are considered necessary by the Company’s management for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for a full fiscal year. Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

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

      Also on October 16, 2001, Titan purchased a perpetual and exclusive, non-royalty bearing license to use the Company’s intellectual property for all applications and fields other than the food (excluding water), animal hide and flower markets in consideration of the following: 1) to make available to the Company a $50.0 million senior credit facility, 2) to exchange the outstanding $75.0 million debt owed by the Company to Titan for additional shares of the Company’s Class B common stock and Class A common stock, and 3) a cash payment of $8.0 million, with a $4.0 million payment on September 30, 2001 and four installments of $1.0 million payable on each of March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. With respect to the exchange of the Company’s $75.0 million non-convertible debt for common stock, the Company followed guidance in APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” and determined that the use of the fair value of the license on the date of the exchange was appropriate. The Company recognized $1.0 million of the cash payments related to the license agreement as other income in

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended March 31, 2003. The Company will recognize $1.0 million as other income each quarter through September 30, 2003.

      The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Consistent with its business plan, the Company has incurred substantial losses from operations primarily resulting from its marketing and brand awareness campaign. Management believes it will continue to incur losses for 2003, as the Company will continue to expend significant funds on sales and marketing. Additionally, the Company’s construction and implementation period for systems sales to strategic alliances will require a substantial use of cash for at least 12 months. The Company’s arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, etc. where no material uncertainties exist. Also, it has advanced funds aggregating $6.0 million to Hawaii Pride, LLC, or Hawaii Pride. The Company has also entered into a number of commitments to lease land and facilities in connection with construction of its four company-owned service centers of which three are operational with the fourth expected to be operational in the second quarter of 2003. In addition, based on the Company’s customer requirements, the Company may expend funds to construct and install in-line systems that the Company will own and operate.

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

The Company’s accounts receivable balances include unbilled receivables, which are comprised of work-in-process which will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion or milestones. The Company continually monitors the contracts and bills based on the milestone payments. At March 31, 2003, 97% of its unbilled balance relates to its RESAL contract. The Company believes the likelihood of a

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material loss to us on an uncollectible account in its unbilled account would be substantially increased if the political conditions in Saudi Arabia deteriorate due to the war in Iraq.

•	Valuation of Inventory. Inventories include the cost of material, labor and overhead, and are stated at the lower of cost or market. The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The likelihood of any material inventory write-downs is dependent on changes in competitive conditions, new product introductions by the Company or its competitors or customer demand.

•	Valuation of intangible and other long-lived assets. The Company uses assumptions in establishing the carrying value and estimated lives of its intangible and other long-lived assets. Management evaluates long-lived assets for impairment in accordance with SFAS 144. The criteria used for these evaluations include management’s determination of whether a triggering event has occurred which would require long-lived assets to be tested for recoverability. If management determines that a triggering event has occurred and a long-lived asset needs to be tested for recoverability, then the Company must estimate future cash flows of the related long-lived asset over its remaining useful life. The Company’s primary long-lived assets, which could be subject to impairment in the near term, are approximately $60.6 million of assets used in the operation of its food processing centers located in Brazil, Los Angeles, Chicago and Sioux City. As of March 31, 2003, the Brazil facility has not opened, the Los Angeles facility has been open six months, the Chicago facility has been open for 15 months, and the Sioux City facility has been open for 36 months. Management’s primary indicator of a triggering event is a shortfall in actual operating results of the processing facilities when compared to budgeted amounts. As of March 31, 2003, none of the four processing facilities have generated positive cash flows. Accordingly, management was required to perform cash flow recoverability tests to assess impairment of each processing facility. Based on management’s projections of future cash flows to be generated from the operation of the processing facilities over their remaining useful life, the Company determined that no impairment was required to be recorded. In estimating the future cash flows, management has projected that the Company will continue to receive processing revenue from its existing customers, and the Company will be successful in securing new customers which will result in the individual facilities operating at processing capacities of from 35% to 50% by 2005 compared with actual capacities at March 31, 2003, ranging from 0% to 7.5%. If management’s projected processing capacities are not achieved by their estimated dates, then projected cash flows used in the recoverability test will be adjusted downward and may indicate a fair value that is lower than the carrying value of the long-lived asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization or depreciation expense are based on the Company’s estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate a positive cash flow, a significant decline in the economic and competitive environment on which the asset depends, significant changes in the Company’s strategic business objectives, utilization of the asset, and a significant change in the political and or economic conditions in certain countries, particularly Brazil and Saudi Arabia, in which the Company has investments or assets.

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

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Valuation of deferred income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to deduct tax loss carryforwards against future taxable income, the effectiveness of its tax planning and strategies among the various tax jurisdictions that the Company operates in, and any significant changes in the tax treatment received on its business combinations.

•	Revenue recognition. The Company recognizes a portion of its revenue using the percentage-of-completion method, which includes revenues recognized in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Total estimated costs are based on management’s assessment of costs to complete the project based upon evaluation of the level of work achieved and costs expended to date. To the extent that the Company’s estimated costs materially change, due to added costs of performing under the contract in a foreign country, its revenues recorded under such contracts could materially be affected and could have a material adverse effect on its operations in the future periods. In 2003, approximately 87% of revenues were generated by fixed price contracts, which are recognized using the percentage-of-completion method of accounting. In 2003, approximately 13% of total revenues were generated by cost-plus fixed fee contracts, time and material contracts and units of delivery for which percentage-of-completion is not used, and revenues are generally recognized as work is performed and billed to the customer. The Company contracts with its customers using cost-plus fixed fee and fixed-price contracts. Revenues and profits are recognized in accordance with Accounting Research Bulletin No. 45, “Long-term Construction-Type Contracts,” and SOP 81-1. Revenues are recognized under fixed price contracts based on the percentage-of-completion basis, using the cost-to-cost method.

One of the three criteria necessary to use the percentage-of-completion method of accounting is the Company believes that “the buyer can be expected to satisfy his obligations under the contract.” At the inception of a new contract, management performs an evaluation of the buyer’s ability to perform and make payments in accordance with contractual terms. Based on an evaluation of the buyer’s credit worthiness and wherewithal to pay, management considers the need to obtain a third party letter of credit or initial payment prior to commencing construction and recognizing revenue. The Company’s largest contract in which revenue is recognized using the percentage-of-completion method of accounting is with RESAL. The Company did not obtain an initial payment or a third party letter of credit prior to commencing construction on the contract in 2001. However, the Company made an initial assessment in 2001 and has made periodic assessments through March 31, 2003, as to RESAL’s ability to perform under the contract and concluded that collection was probable at inception of the contract and as of March 31, 2003. The Company made this determination without regard to RESAL’s ability to transfer its obligation, as allowed under the contract, to SureBeam Middle East, LLC. In assessing the probability of collection, the Company performed financial due diligence on RESAL and its principals, which included discussions with Saudi banking officials, prominent Saudi business professionals, Saudi government agencies and review of available RESAL financial information. Through March 31, 2003, the Company has recognized $23.6 million of revenue, has collected $5.3 million, of which $1.3 million is restricted cash, and has an unbilled receivable of $18.4 million. The restricted cash represents the money received as payment on the RESAL contract in anticipation of the first shipment of equipment. The cash will become unrestricted upon shipment, which is scheduled for the second quarter of 2003.

      Revenue Recognition. Revenues derived from providing medical equipment sterilization and electronic food irradiation services are recorded at the time services are performed and collectibility is reasonably assured. Revenues derived from sales of electronic irradiation systems to Titan are recognized under cost-plus 20% or fixed price contracts. Revenues derived from sales of medical equipment sterilization and electronic food irradiation systems under fixed-price contracts are accounted for using the percentage-of-completion

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. The Company applies the percentage-of-completion method of accounting using the cost-to-cost method whereby revenues are recorded based on the percentage that total costs incurred bears to the total estimated costs at completion. These contracts to provide customized medical equipment sterilization and electronic food irradiation systems also include the installation and integration into its customers’ production lines. Estimated losses on fixed-price contracts are recorded in the period the losses are determinable. In determining the applicability of the percentage-of-completion method of accounting for fixed-price contracts, the Company considers the risks associated with estimating its costs to complete a contract and the buyers’ ability to perform under the contract. If these estimates are deemed unreliable or contain a significant degree of risk, the Company will seek to modify the contract to time-and-materials or use the completed-contract method. To date, the Company has not recorded any revenues under the completed-contract method. See Note (5).

      Cash, Cash Equivalents and Restricted Cash. The Company records all short-term, highly liquid investments with original maturities of less than three months as cash, cash equivalents and restricted cash.

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

      Property and Equipment. Property and equipment are stated at acquisition cost. Depreciation is provided using the straight-line method, with estimated useful lives of five to 40 years for leasehold improvements (or the life of the lease if shorter) and three to seven years for machinery and equipment and furniture and fixtures. Depreciation on the electronic food irradiation systems is based on the units-of-production method, determined upon hours utilized, which approximates fifteen years.

      Warranties. The Company typically provides a limited warranty on systems sold that covers parts for a 12 month period commencing after system acceptance or beneficial use by the buyer, whichever occurs first. The Company has recorded a reserve for the estimated costs it may incur under its warranty program.

      The following summarizes the Company’s warranty reserve at March 31, 2003 and 2002 (in thousands):

	Three Months
	Ended
	March 31,

	2003	2002

Beginning balance	$347	$375
Provision	—	—
Claims	—	—

Ending balance	$347	$375

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

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS No. 144, the Company periodically assesses long-lived assets for impairment based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent carrying value exceeds the fair value of the asset. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of long-lived assets. There were no assessments of long-lived assets resulting in write-downs during the three months ended March 31, 2003.

      Stock-Based Compensation. The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. Accordingly, the Company will continue to account for its stock-based compensation plans under the provisions of APB No. 25.

      As permitted, the Company has adopted the disclosure only provisions of SFAS 123. Had stock-based compensation been determined based on the fair value at the date of the grant for the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS 123, the Company’s net loss and net loss per common share would have been reported as the pro forma amounts indicated below (in thousands, except share information):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(6,666)	$(8,979)
Less APB No. 25 stock-based compensation expense — see Note (2)	(28)	3,800
Add SFAS No. 123 stock-based compensation expense	1,278	1,716

Pro forma net loss	$(7,972)	$(6,895)

Net loss per common share:
Basic	$(0.09)	$(0.14)
Diluted	$(0.09)	$(0.14)
Pro forma loss per common share:
Basic	$(0.11)	$(0.11)
Diluted	$(0.11)	$(0.11)
Weighted average shares:
Basic	74,110	62,794
Diluted	74,110	62,794

      Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected term	5 years	5 years
Interest rate	2.86%	5.15%
Volatility	98%	115%
Dividends	—	—

      Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires the use of the asset and liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

      Minority Equity Investments. The Company follows APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” As the Company owns less than 20% of SureBeam Middle East, LLC, but has significant influence, the Company accounts for its ownership interest using the equity method of accounting. The Company periodically reviews its investment in its investee for possible impairment. Whenever events or changes in circumstances indicate that the carrying value of an investment may not be fully recoverable, the investment value is adjusted accordingly. See Note (5).

      Per Share Information. Basic and diluted loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or SFAS 128, for all periods presented. In accordance with SFAS 128, basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effects of potentially dilutive securities using the as converted and treasury stock methods.

      The following data summarizes information relating to the per share computation for continuing operations (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(6,666)	$(8,979)
Weighted average shares outstanding:
Basic	74,110	62,794
Effective diluted securities: stock options	—	—

Diluted	74,110	62,794

Net loss per common share — basic	$(0.09)	$(0.14)

Net loss per common share — diluted	$(0.09)	$(0.14)

      In the three months ended March 31, 2003, the weighted average number of options to purchase approximately 3,347,000 shares of common stock at prices ranging from $0.14 to $16.09 per share were not included in the computation of diluted EPS, as the effect would have been anti-dilutive due to the loss from continuing operations. Similarly, the weighted average number of options and warrants to purchase approximately 5,106,000 shares of common stock at prices ranging from $0.14 to $7.51 per share were not included in the computation of diluted EPS for the three month period ended March 31, 2002.

      Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature, except for the nonmonetary transaction with Texas A&M as described in Note (5).

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable.

      Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note (2)	Initial Public Offering

      In connection with the completion of the Company’s initial public offering on March 16, 2001, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, since a substantial portion of these options was vested at the time of completion of the offering, approximately $38.7 million was recognized as stock-based compensation at that time. For the three months ended March 31, 2003, a credit of $230,000 of stock-based compensation associated with these options was recorded due to the reversal of stock-based compensation on unvested options related to employee terminations. In conjunction with the completion of the Company’s spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested. The remaining deferred stock-based compensation balance related to these options will be recognized as stock-based compensation of approximately $2.6 million and $1.3 million in 2003 and 2004, respectively, the remaining four-year vesting period of the options.

Note (3)	Other Financial Information

      During the quarter ended March 31, 2003, the Company had a cumulative translation adjustment of $9,000. The Company had no elements of comprehensive income at March 31, 2002.

      Following are details concerning certain balance sheet data as of March 31, 2003 and December 31, 2002:

      The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents and restricted cash are short-term, highly liquid investments with original maturities of less than three months. Cash, cash equivalents and restricted cash of $21.5 million and $27.3 million at March 31, 2003 and December 31, 2002, respectively, are primarily invested in commercial paper and money market funds.

	March 31,	December 31,
	2003	2002

Accounts receivable (in thousands):
Billed	$925	$902
Unbilled	18,994	17,491
Less allowance for doubtful accounts	(250)	(250)

	$19,669	$18,143

The Titan Corporation
Billed	$529	$8,973
Unbilled	1,315	1,150

	$1,844	$10,123

      Unbilled receivables primarily represent work-in-process that will be billed in accordance with contract terms and delivery schedules. Also included in unbilled receivables are amounts billable upon final execution

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of contracts, contract completion or milestones. Unbilled receivables are generally expected to be collected within one year.

	March 31,	December 31,
	2003	2002

Inventories (in thousands):
Materials, net	$12,835	$12,126
Work-in-process	3,223	4,544

	$16,058	$16,670

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

	March 31,	December 31,
	2003	2002

Property and equipment (in thousands):
Machinery and equipment	$29,870	$28,755
Furniture, fixtures and leasehold improvements	12,976	12,926
Construction in progress	23,630	23,270

	66,476	64,951
Less accumulated depreciation and amortization	(5,618)	(4,819)

Property and equipment, net	$60,858	$60,132

      Construction in progress primarily represents costs incurred for the construction of our food irradiation service center in Brazil and in-line systems. Such costs remain in construction in progress until the facilities are completed and placed in service.

	March 31,	December 31,
	2003	2002

Other assets (in thousands):
Texas A&M	$7,966	$8,107
Other	1,154	1,144

	$9,120	$9,251

      The long-term asset arising from the transaction with Texas A&M represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization related to discounted services received. See Note (5).

Note (4)	Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Boards, or FASB, issued Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 will also affect leasing transactions where the lessor may constitute as variable interest entities, or VIE’s. The adoption of FIN No. 46 has not had a material impact on the Company’s results of operations or financial position.

      In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123”, or SFAS 148. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plan under APB Opinion No. 25 and related interpretations. The Company adopted the interim disclosure provisions required by SFAS 148 for our March 31, 2003 interim financial statements.

      In November 2002, the FASB issued Interpretation No. 45, or FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees, including accrued warranty for system sales, will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand fathered and will not be recognized on the balance sheet. The Company does not believe it has any guarantees, which are covered under the provisions of FIN No. 45.

      In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s results of operations or financial position.

      In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS 145 provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. This statement is effective for fiscal years beginning after May 31, 2002. The adoption of SFAS No. 145 has not had a material impact on the Company’s results of operations or financial position.

      In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS 143 are required to be

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied during the quarter ending March 31, 2003. The adoption of SFAS No. 143 has not had a material impact on the Company’s results of operations or financial position.

Note (5)	Strategic Transactions

      In November 2002, the Company entered into an equipment purchase agreement with Salubris Limited Partnership, or Salubris, to sell a SureBeam system for $8.9 million. The purchase of this system will allow Salubris to build and operate a new service center in the Fort Worth, Texas area. The Company will receive per pound processing royalties once the service center is operational. This agreement allows Fort Worth-San Diego Investments, LLC, the general partner in Salubris, the right of first negotiation on certain future opportunities in the five-state area of Texas, New Mexico, Oklahoma, Arkansas and Louisiana to purchase the Company’s systems and to provide SureBeam processing. The Company has commenced construction on this system and has recognized, under the percentage-of-completion method of accounting, $719,000 in revenues from non-affiliated parties during the three months ended March 31, 2003. Through April 2003, the Company has received payments of $2.8 million and expects to receive milestone payments as they become due and payable on this contract.

      In September 2002, the Company received an order from Titan for $6.0 million in connection with a new contract with the USPS. Under this agreement, the Company is to provide two linear accelerators to sanitize the mail. During the three months ended March 31, 2003, the Company recorded revenue of $877,000. Through April 2003, the Company received payments of $1.2 million and expects to receive milestone payments as they become due and payable on this contract.

      In March 2002, the Company received an order in the aggregate amount of approximately $5.3 million from Son Son Co. Ltd., a private food-processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp, seafood, and frog legs and prolonging shelf life of foods. SureBeam commenced construction on this system and has recognized, under the percentage-of-completion method of accounting, $4.4 million in revenue, which has been recorded on this contract through March 31, 2003, of which $1.1 million was recognized during the three months ended March 31, 2003. The Company received an aggregate of $3.8 million in milestone payments on this contract through March 31, 2003. It expects to receive the final milestone payment six months after a third party certification system acceptance test completion.

      During March 2003, the outbreak of Severe Acute Respiratory Syndrome, or SARS, in Asia resulted in the U.S. State Department warning U.S. Citizens not to travel to Vietnam because of the lack of adequate medical facilities for proper treatment of SARS. Therefore the Company’s personnel, who had been constructing the system in Vietnam, left the country pending resolution of the medical crisis. In April 2003, The Center for Disease Control, or CDC, and the World Health Organization, or WHO, lifted the warning regarding SARS in Vietnam and the Company’s personnel returned to Vietnam in May 2003. It is now anticipated that the service center will be completed during the third quarter of 2003.

      In June 2001, the Company received a purchase order contract with an aggregate value of $50.0 million from RESAL Saudi Corp., or RESAL, for ten electronic food irradiation systems to operate in multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates. In 2002, the purchase order contract for these systems was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. The Company commenced construction of these systems for RESAL and has recognized, under the percentage-of-completion method of accounting, $2.3 million in revenue from investee during the three months ended March 31, 2003. Due to the war in Iraq, certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed. The Company anticipates making this shipment in the second quarter of 2003. This delay and any future delays may cause delays in payments due upon contractual milestones.

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the Company formed a joint venture under the name SureBeam Middle East, LLC with RESAL. As of March 31, 2003, SureBeam owns a 19.9% interest in SureBeam Middle East, LLC and RESAL and other Saudi nationals own the remaining 80.1%. As the Company owns less than 20%, but has significant influence, the Company accounts for its ownership interest in SureBeam Middle East, LLC using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s purchase order contract dated June 2001 may be assigned to SureBeam Middle East, LLC at such time as the joint venture receives sufficient funds from third party investors. As of March 31, 2003, a portion of the purchase order contract has been assigned to SureBeam Middle East, LLC. As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenues from investee and the Company has eliminated its 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the purchase order contract. The Company has received payments of $5.3 million, of which $1.3 million is restricted cash, through April 2003 from SureBeam Middle East, LLC based on milestone payments and expects to continue to receive milestone payments as they become due and payable until the contract is complete. The restricted cash represents the money received as payment on the RESAL contract in anticipation of the first shipment of equipment. The cash will become unrestricted upon shipment, which is scheduled for the second quarter of 2003. The joint venture will govern the strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

      In connection with the Company’s agreement with Texas A&M, SureBeam agreed to provide three electronic food irradiation linear accelerators, material handling and auxiliary equipment, which are referred to collectively as the system, pursuant to a ten-year lease with title passing to Texas A&M at the end of the ten-year term. The agreement provides the Company access to Texas A&M employees for a variety of free or discounted services, as well as rights to use the system for performing irradiation services for its customers. The Company is currently working with Texas A&M on several research projects which include studies on shelf life extension, food products application testing, and the effectiveness of SureBeam’s technology versus other technologies. Since the Company retains the right to use the system through the end of the term of the arrangement, it has accounted for this transaction as a sale-leaseback.

      As the consideration in this lease is nonmonetary, the Company has accounted for this element of the agreement in accordance with APB No. 29, “Accounting for Nonmonetary Transactions.” Sales are recorded on a percentage-of completion basis at the fair market value of the electronic food irradiation system sold to Texas A&M and total system profits of approximately $600,000 are deferred and recognized ratably over the remaining term of the arrangement commencing upon delivery of the system.

      The asset arising from the total cumulative revenues of $10.0 million, net of $896,000 of amortization, has been recorded as a short-term and long-term asset at March 31, 2003. The short-term and long-term assets arising from this transaction represents the cumulative revenues recognized related to the design, construction, installation, integration and delivery of the system for Texas A&M, net of amortization. During the three months ended March 31, 2003, the Company has recorded $289,000 of amortization expense related to the free and discounted services it received during this period. As of March 31, 2003, the Company had unamortized deferred profits amounting to approximately $559,000, which are included as other short-term and long-term liabilities in the accompanying consolidated balance sheet. These deferred profits, which represent the difference between the cumulative costs incurred and the cumulative revenues recognized, are amortized ratably to reduce cost of sales over the remaining term of the ten-year term of the arrangement. As of March 31, 2003, $41,000 of the deferred profit had been amortized.

      With respect to the impact of the transaction with Texas A&M on the Company’s liquidity, the Company has expended funds of approximately $9.4 million related to the construction of the system through December 31, 2002. These costs have been incurred primarily related to the design of the system, construction

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of and modification to the physical structure, which house the system, and for the manufacture of the linear accelerators and x-ray components as well as the material handling and conveyor systems. During the third quarter of 2002, the Company completed the delivery of the system to Texas A&M.

Note (6)	Senior Secured Credit Facility with The Titan Corporation

      During 2002, Titan extended a $50.0 million senior secured credit facility to SureBeam that allows SureBeam to borrow, in addition to its previous borrowings, up to $12.5 million per quarter during the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. The amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon SureBeam’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in its annual operating plan. If EBITDA is less than 25% of target EBITDA, then the amount available in the applicable quarter is $5.0 million, provided that no amounts are available unless the Company covenants during the current quarter to limit its total operating expenses (defined as research and development and selling, general and administrative expenses) to $5.0 million. If EBITDA is 25% of target, then the amount available is $6.25 million or 50% of the quarterly maximum and for each percentage of EBITDA above 25% of target, the percentage of the quarterly maximum above 50% will be increased on a pro rata basis. The Company is unable to borrow additional amounts if it has greater than $5.0 million of cash on hand. As of March 31, 2003, SureBeam had borrowed $25.0 million on this facility. If SureBeam is unable to receive funds as anticipated under this credit facility or if its capital requirements vary from its current plans, it may require additional financing sooner than it anticipates. In such circumstance no assurance can be made that the Company would be able to obtain additional financing on terms reasonable to the Company, or at all, which could have a material adverse effect on its results of operations and financial condition.

      The Company has not borrowed additional amounts on the credit facility since October 30, 2002, and, the Company does not anticipate borrowing, or being able to borrow, additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding. As of March 31, 2003, SureBeam was in compliance with all covenants of the credit facility; however, the Company was not able to borrow additional funds during the second quarter because it did not meet the earnings before interest, taxes, depreciation and amortization (EBITDA) target for the first quarter of 2003 in our annual operating plan. The Company does not anticipate that we will have availability under the credit facility during the remaining period that the credit facility is outstanding.

      The Company is obligated, with some exceptions, to use net proceeds from the sale of assets and securities to repay amounts advanced under the credit facility. During March 2003, the credit facility was amended to allow SureBeam to receive net proceeds of up to $25.0 million resulting from transactions involving the issuance of equity securities through September 30, 2004, without having to apply such net proceeds towards repayment of the credit facility, provided that no default or event of default had occurred. The Company will be required to make a mandatory prepayment on the credit facility in an amount equal to 50% of any net proceeds in excess of $25.0 million resulting from transactions involving the issuance of equity securities. In consideration for this amendment the Company agreed to complete five existing cost-plus 20% contracts at a negotiated cost to Titan starting in 2003.

      Under the existing senior secured credit facility with Titan, the Company is obligated to make quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and all remaining principal by December 31, 2005. In addition, with some exceptions, the Company is obligated to use net proceeds from the sale of assets and its securities to repay amounts advanced under this facility. The interest rate is Titan’s effective weighted average term debt rate under Titan’s credit agreement plus three percent. As of March 31, 2003, the interest rate on the credit facility was 7.92%. Interest is payable

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly beginning in January 2003. The credit agreement contains affirmative and negative covenants, including covenants limiting the Company’s incurrence of debt, capital expenditures, operating expenses, investments, declaration of dividends and other restricted payments, sale of stock of subsidiaries and consolidations and mergers. The credit agreement, however, does not contain any financial covenants requiring the Company to maintain specific financial ratios. As of March 31, 2003, we were in compliance with all covenants of the credit facility; however, we are not able to borrow additional funds during the second quarter because we did not meet the earnings before interest, taxes, depreciation and amortization (EBITDA) target for the first quarter of 2003 in our annual operating plan. The credit agreement is secured by a first priority lien on all of the Company’s assets.

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

Note (8)	Segment Information

      The Company reports its business segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131. The Company has two operating and reportable segments: food processing services and system sales and support.

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

SUREBEAM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize segment data for the periods presented (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues:
System sales and support	$5,817	$6,753
Food processing services	309	263

	$6,126	$7,016

	Three Months Ended
	March 31,

	2003	2002

Gross profit (loss):
System sales and support	$1,343	$2,066
Food processing services	(2,332)	(898)

	$(989)	$1,168

	March 31,	December 31,
	2003	2002

Identifiable assets:
System sales and support	$21,377	$28,137
Food processing services	60,696	59,114
General corporate assets	58,105	64,746

	$140,178	$151,997

      General corporate assets are principally cash and cash equivalents, prepaid expenses, property and equipment, deferred income taxes and other assets. Included in the assets of food processing services, are $22.9 million and $22.3 million at March 31, 2003 and December 31, 2002, respectively, of property and equipment located in Brazil.

	Three Months Ended
	March 31,

	2003	2002

Depreciation and amortization expense of property and equipment and other assets (in thousands):
System sales and support	$—	$—
Food processing services	680	498
Corporate	280	219

	$960	$717

      All capital expenditures relate to the food processing services segment, other than certain leasehold improvements and fixed assets of $194,000 and $195,000 at March 31, 2003 and December 31, 2002, respectively, which related to general corporate assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of SureBeam Corporation and subsidiaries should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Form 10-Q, the audited financial statements and notes thereto and Management’s Discussion and analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2002. Our actual results may differ materially from those contained in any forward-looking statements.

      When you read this section of this Form 10-Q, it is important that you also read the unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. This section of this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to in this report as well as in the Company’s public filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, regarding the risk of gaining consumer acceptance, risks relating to the Company’s history of losses and liquidity and risks of international operations.

Overview

      We are a leading provider of electronic irradiation systems and services for the food industry. The Titan Corporation, or Titan, formed us in August 2000 in connection with the contribution of the assets, liabilities and operations related to its electronic food irradiation business. Titan’s electronic food irradiation business had previously been operated as part of a division of Titan, together with Titan’s medical equipment sterilization business and its government linear electron beam accelerator business. References to SureBeam, the Company or us in this discussion and analysis section and in the historical financial statements refer to this division of Titan prior to the date of the contribution of the electronic food irradiation business to us by Titan. Our spin-off from Titan was completed on August 5, 2002 when Titan distributed all of its shares of the common stock of SureBeam to the stockholders of Titan.

      To date, our agreements with the third parties to our strategic relationships represent substantially all of our sales of SureBeam systems for food irradiation. Food processing service revenue was primarily derived in connection with our customer production runs as well as test marketing programs. We expect to derive increased revenues from providing food-processing services in future periods as the use of our systems for commercial processing grows. However, we cannot predict the rate at which market adoption of irradiation will occur and processing volumes increase. To date, our processing revenue volume has increased at a slower rate than we anticipated. We also expect to derive income from food irradiation services through our equity ownership interests in the companies that operate the service centers.

      Food processing service revenues are derived from electronic food irradiation services performed at our service centers and are recorded at the time services are performed. System sales and support revenues from non-affiliated parties and investee are derived from sales of electronic food irradiation systems under fixed-price contracts and are accounted for using the percentage-of-completion method of accounting. Systems sales and support revenues from Titan are derived from sales of electronic irradiation systems under fixed price contracts, using the percentage-of-completion method of accounting, or under cost-plus contracts. Our electronic food irradiation systems currently take a total of approximately 12 to 18 months to design, construct the equipment and facility, install, integrate and deliver. These systems are highly customized to meet a customer’s strict specifications and require us to construct new facilities or effect significant modifications to existing facilities to ensure efficient operation as they are integrated into the customer’s facilities. We plan to make advances in our technology so that we may deliver complete systems in a shorter time period. If a customer defaults on its payment obligations under a contract accounted for using the percentage-of-completion method of accounting, or the contract is otherwise considered to be impaired, an impairment charge to earnings for the receivable arising from previously recorded revenues in respect of such contract would be taken at that time.

      We have two operating and reportable segments: food processing services and system sales and support. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment gross profit or loss includes substantially all of the segment’s direct costs of operations. Costs for accounting, sales and marketing, administrative and legal activities, as well as gains and losses, interest income and expense and income taxes are managed at the corporate segment. We evaluate segment performance based on gross profit or loss. Consequently, the results of operations of the segments may not be indicative of the actual results that would be shown in the financial statements of these segments if prepared on a stand-alone basis.

      The food processing services segment represents all irradiation services from the company owned service centers for all food (excluding water), flowers and animal hides. The processing services apply a specific dose of irradiation to the product as it passes through our system. Revenues are recognized at the time the processing is completed. The costs associated with this segment represent the operating costs of the service center, which include labor, utilities, depreciation and supplies.

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

Results of Operations

Revenues

      We have four classifications of revenues on the face of our consolidated statements of operations: systems sales and support revenues from non-affiliated parties, systems sales and support revenues from investee, systems sales and support revenues from Titan and food processing services revenues. Systems sales and support revenues from non-affiliated parties represent all revenue generated from electronic food irradiation system sales not associated with Saudi RESAL Corp., or RESAL, or Titan. Systems sales and support revenues from investee represent electronic food irradiation system sales generated from RESAL. To date, all of the revenues from investee relate to our $53.0 million RESAL purchase order contract. Systems sales and support revenues from Titan represents sales of our electronic irradiation systems and services related to Titan Scan Technologies’ medical sterilization business, Titan’s government linear accelerator business and revenues in support of Titan’s United States Postal Service contracts. Although Titan has not been an affiliate of SureBeam since August 5, 2002, we classify revenues from Titan separately to provide comparability for earlier periods. The food processing services revenues represents all irradiation services from the company owned service centers for all food (excluding water), flowers and animal hides.

      Our total revenues decreased from $7.0 million for the three months ended March 31, 2002 to $6.1 million for the three months ended March 31, 2003. The decrease is due to lower system sales and support revenue from Titan of $2.9 million, which was offset by increases in system sales and support revenues from non-affiliated parties and Investee of $690,000 and $1.2 million, respectively. Food processing services increased $46,000 over the same period last year. The decrease in systems sales and support from Titan was a result of a reduction of $2.3 million related to our initial United States Postal Service contract that was terminated in the second quarter of 2002. The increase in systems sales and support from non-affiliated parties was due to the two new contracts that were signed in 2002 that we continued to work on. For the three months ended March 31, 2003 the non-affiliated systems sales and support revenue was derived from our Salubris Limited Partnership, or Salubris, and Vietnam contracts while the revenues for the three months ended March 31, 2002 was derived from our Texas A&M University contract. The increase in systems sales and support from Investee is a result of our continued work on our RESAL contract. We expect our revenues to increase as customer acceptance grows, thereby leading to food processing revenue increases and additional system sale contracts. We also anticipate further revenue from performance of our existing system sale contracts. No assurance can be given however, regarding whether, or when, customer acceptance will grow, or at what pace such growth may actually occur. If customer acceptance does not grow as projected, or if food processing revenue and increased system sales do not occur as projected, such would have a material adverse effect upon our financial condition and results of operations.

Gross Profit (Loss)

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

      Our gross profit decreased from $1.2 million for the three months ended March 31, 2002 to a gross loss of $989,000 for the three months ended March 31, 2003. As a percentage of total revenues the gross profit decreased from 17% to a gross loss of 16%. The decrease is due to an increased gross loss on food processing services due to an underutilization of our service centers and lower gross profit from Titan due to reduced revenue from the initial United States Postal Service contract. We believe our gross profit will improve and eventually increase significantly as our service centers become more utilized. The service centers are highly capital intensive and we believe increased processing volumes are the key to our liquidity and profitability. If significant increased processing volumes are not realized at our service centers in our current cost structure, our gross profit will continue to suffer and we may be required to record an impairment charge associated with our service centers.

Segment Financial Data

      We report our business segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We have two operating and reportable segments: food processing services and system sales and support.

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

      The following tables summarize segment data for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues:
System sales and support	$5,817	$6,753
Food processing services	309	263

	$6,126	$7,016

	Three Months Ended
	March 31,

	2003	2002

Gross profit (loss):
System sales and support	$1,343	$2,066
Food processing services	(2,332)	(898)

	$(989)	$1,168

Revenues

      Food processing services. Revenues from food processing services increased from $263,000 in the three months ended March 31, 2002 to $309,000 for the three months ended March 31, 2003. The increase was due to the increased number of pounds being processed at our service centers. We began processing food at our Los Angeles, California service center in January 2003. We expect to begin processing in our Rio de Janeiro, Brazil service center in the second half of 2003.

      The volume of food products processed at our service centers in the three months ended March 31, 2003 increased by 62% from the same period last year increasing from approximately 3.0 million pounds to 4.9 million pounds. During the three months ended March 31, 2003, we made significant advances in implementing our strategy as electronically irradiated fresh ground beef was introduced into an additional 3,000 stores in the marketplace. Revenues from food products processed increased 17% or 45% less than the increase in pounds due to a lower average per pound processing fee as a result of an increase in commercial processing versus product testing, which is at a higher fee. In addition, customers continue testing products at our Sioux City, Chicago, and Los Angeles service centers and we continue discussions with potential customers regarding the use of our electronic food irradiation technology. Many of these discussions are preliminary and no assurance can be made that we will enter into agreements with these potential customers, or that any agreements we enter into with these customers will prove to be profitable to us. We have expanded the types of packaging configurations that we can process using our patented technology and our customers have increased the kinds of products we are processing for them. We believe the increased level of processing by our customers indicates an increasing level of consumer acceptance of electronically irradiated food products. This acceptance is further evidenced by the recent introduction of electronically irradiated food products by several restaurants, as well as major retail grocery stores, in the United States. As of March 31, 2003, irradiated fresh ground beef was in approximately 4,700 grocery stores. For three months ended March 31, 2003 and 2002, food processing services revenue represented a small portion, or 5%, and 4%, respectively, of our total revenues.

      System sales and support. Systems sales and support revenues decreased from $6.8 million during the three months ended March 31, 2002 to $5.8 million for the three months ended March 31, 2003. The system sales and support segment consists of sales of electronic irradiation systems for food services to non-affiliated parties and Investee, medical sterilization services, mail sanitation services and sales to the federal government. The decrease is due to lower system sales and support revenue from Titan of $2.9 million, which was offset by increases in system sales and support revenues from non-affiliated parties and investee of $690,000 and $1.2 million, respectively. The decrease in systems sales and support from Titan was a result of a reduction of $2.3 million related to our initial United States Postal Service contract that was terminated in the second quarter of 2002. The sales of electronic food irradiation systems for the three months ended March 31, 2003 were recorded in connection with our contracts with Salubris and our customer in Vietnam while the revenues for the three months ended March 31, 2002 were recorded in connection with our Texas A&M University contract that was completed in the third quarter of 2002.

Gross Profit (Loss)

      Food processing services. The gross loss on the food processing services segment increased from $898,000 for the three months ended March 31, 2002 to $2.3 million for the three months ended March 31, 2003. Our service centers are very capital intensive and have high fixed costs associated with their operations and these high costs along with service center underutilization results in losses. The increased gross loss resulted from added costs associated with our Los Angeles service center that was opened in the fourth quarter of 2002, and for which costs were incurred during the three months ended March 31, 2003, thereby adding costs with minimal revenue. We expect the utilization in our service centers to increase in the future; however, no assurance can be made as to if, or how rapidly utilization will increase, to the point where our fixed and variable costs of operating the service centers are covered.

      System sales and support. Gross profit on the system sales and support segment decreased from $2.1 million for the three months ended March 31, 2002 to $1.3 million for the three months ended March 31, 2003. The reduction is due to the lower gross margin on our current contracts for The Titan Corporation of $1.5 million due to the reduction of the United States Postal Service activity from March 31, 2002 to 2003, which had a higher gross margin than the current contracts we are performing for Titan. This reduction was offset by an increased gross margin of $527,000 related to non-affiliated party contracts. In the three months ended March 31, 2002 all of our non-affiliated system sales and support revenue was generated by our Texas A&M University contract, which had a zero gross margin. Our medical sterilization system sales are with Titan which historically been priced as cost-plus 20% fixed fee contracts. We believe that as our food irradiation system sales become a greater percentage of our revenue our gross margins will increase.

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

      Our selling, general and administrative expense increased from $6.2 million for the three months ended March 31, 2002 to $6.4 million for the three months ended March 31, 2003. As a percentage of total revenues, selling, general and administrative expenses increased from 88% for the three months ended March 31, 2002 to 105% for the three months ended March 31, 2003. The increase was a result of added sales and marketing cost related to the additional product rollouts and brand awareness initiatives. We expect the selling, general and administrative expenses to increase in total but reduce as a percentage of revenue in the future, as we expand our processing and brand awareness and continue build our infrastructure based on our expected growth, thereby increasing our sales and marketing expenses. If the growth does not occur as expected, it could result in a material adverse effect on our financial condition and results of operations, which could require us to scale back our business plan and delay, curtail or eliminate some of our operations.

Stock-based Compensation

      Our stock-based compensation decreased from a $3.8 million expense for the three months ended March 31, 2002 to a net credit of $28,000 for the three months ended March 31, 2003. During the three months ended March 31, 2003 we recorded stock-based amortization expense of $2.6 million, which was offset by the reversal of $2.6 million of deferred stock-based compensation expense due to the termination of certain employees who forfeited unvested options upon termination. During 2000, we granted options under the 2000 Stock Option and Incentive Plan and recorded deferred stock-based compensation of $3.2 million for which the fair market value on the date of grant exceeded the exercise price. We recognized stock-based compensation on these options of $202,000 for the three months ended March 31, 2002 and 2003, respectively. Unamortized deferred stock-based compensation for these options at March 31, 2003 was $765,000. During 2001, in connection with the completion of our initial public offering, stock options granted under the Nonstatutory Stock Option Plan were converted from variable plan options to fixed plan options. Accordingly, deferred stock-based compensation of $78.6 million was recorded, representing the extent to which the $10.00 per share offering price exceeded the exercise price of the options. Additionally, since substantial portions of these options were vested at the time of completion of the public offering, stock-based compensation of approximately $38.7 million was immediately expensed at that time. The remaining deferred stock-based compensation balance related to these options will be recognized as compensation expense over the remaining four-year vesting period of these options. We recorded an expense of $3.6 million and a credit of $230,000 of stock-based compensation related to these options during the three months ended March 31, 2002 and 2003, respectively. As a result of the termination of two employees during the three months ended March 31, 2003 that held unvested stock options under this plan, we have reduced the unamortized deferred stock-based compensation balance by $5.7 million. In conjunction with the completion of our spin-off from Titan on August 5, 2002, all options held by Titan employees and directors under this plan became fully vested. Unamortized deferred stock-based compensation for these options at March 31, 2003 was $3.9 million. We expect the stock-based compensation to decrease over the next two years due to options becoming fully vested.

Research and Development

      Our research and development expenses remained flat for the three months ended March 31, 2002 and 2003. Research and development expenses, as a percentage of total revenues increased from 4% in the three months ended March 31, 2002 to 5% for the three months ended March 31, 2003 due to the decrease in revenues in 2003. Our current research and development activities are focused on increasing the capability and efficiency of our existing technology, minimizing the space occupied by our SureBeam systems, and developing new food product applications. We have assembled a team of experts in our industry to enhance and drive our research and development efforts. Our research and development experts have many years of experience in the area of enhancing food safety and extending shelf life using irradiation, in addition to their broad experience with linear accelerators and charged particle beams. In addition, we have an agreement with Texas A&M University and the Texas Agricultural Experiment Station for the purpose of researching and developing product applications for our technology. We are currently working with Texas A&M University on several research projects, which include studies on flavor profiles, viral destruction, food products applications and consumers’ willingness to pay more for irradiated foods. In addition, we often benefit from the research and development efforts of our component suppliers. Historically, our research and development activities were incidental to work being performed under government contracts and were in the form of our right to retain any technologies developed as a result of our efforts on those contracts. We expect future research and development expense to increase as we utilize the Texas A&M University facility as well as develop the next generation of equipment.

Interest Income

      Our interest income increased from $25,000 in the three months ended March 31, 2002 to $84,000 in the three months ended March 31, 2003. The increase from the three months ended March 31, 2002 was a direct result of the increased cash, cash equivalents and restricted cash that we had during the three months ended March 31, 2003 received in conjunction with our private placement in the fourth quarter of 2002. If we are unable to raise additional capital or collect our receivables in a timely manner our cash balance may decrease thus causing lower interest income in the future.

Interest Expense

      Our interest expense decreased from $886,000 in the three months ended March 31, 2002 to $59,000 in the three months ended March 31, 2003. During the three months ended March 31, 2003 our total interest costs were $496,000, of which $437,000 was capitalized. The decreased interest expense is due to the interest that was capitalized and the reduced amount of borrowings we had from Titan. During the three months ended March 31, 2002 we exchanged the remaining $73.0 million we owed on the subordinated note payable with Titan for additional shares of our common stock. Titan has extended a $50.0 million senior secured credit facility to us that allows us to borrow, in addition to our previous borrowing, up to $12.5 million per quarter during in the fourth quarter of 2002 through the fourth quarter of 2003, subject to the $50.0 million limitation on borrowing. We have borrowed $25.0 million against this senior credit facility at March 31, 2003. Based on this balance outstanding, we expect interest expense to increase in the future until the balance is repaid to Titan.

Other Income (Expense), Net

      Our other income (expense), net increased from $982,000 in the three months ended March 31, 2002 to $998,000 in the three months ended March 31, 2003. During the three months ended March 31, 2002 and 2003 we recorded $1.0 million of licensee fee income. During the fourth quarter of 2001, Titan agreed to purchase a perpetual and exclusive, non-royalty bearing license to use our intellectual property for all applications and fields other than food (excluding water), animal hide and flower markets for $8.0 million. Cash received from this agreement has been deferred and is being recognized ratably over two years. As such, $1.0 million of license fee income is recorded in each quarter for eight quarters, beginning in the fourth quarter of 2001. The license fee income was offset by realized losses of $18,000 for the three months ended March 31, 2002 associated with the investments available for sale. Additionally, we recorded a loss on the disposal of assets of $2,000 for the three months ended March 31, 2003. We expect our other income (expense), net to decrease in 2003 based on the completion of the recognition of the license fee income in the third quarter of 2003.

Income Taxes

      Income taxes reflect effective rates of 0% for the three months ended March 31, 2002 and 2003, respectively. Prior to the spin-off, we were included in the consolidated federal income tax return of Titan. Pursuant to our tax sharing agreement, Titan will compensate us for any tax benefit received by Titan from the use of our net operating losses in their consolidated federal income tax return. The amount is payable on the earlier of when we could have used the loss ourselves or when the losses expire (20 years). We had an operating loss for the three months ended March 31, 2003 and 2002, and expect to continue to incur losses for the remainder of 2003. Our tax benefit is dependent upon the usage of our losses by Titan. To date, a receivable of $2.3 million has been recognized in connection with the use of our losses by Titan. An additional amount may be recognized depending upon our future profitability. In conjunction with the spin-off, we have been subsequently deconsolidated from Titan and the tax sharing agreement between us and Titan will no longer apply to tax years beginning on or after August 6, 2002.

Net Loss

      Our net loss decreased from $9.0 million for the three months ended March 31, 2002 to $6.7 million for the three months ended March 31, 2003. The net loss for the three months ended March 31, 2003 was positively impacted by the reversal of stock based compensation on unvested options related to employee termination of $2.6 million. Excluding the impact of the stock-based compensation, our net loss increased from $5.2 million for the three months ended March 31, 2002 to $6.7 million for the three months ended March 31, 2003. We expect that our net loss will continue to decrease as we increase our gross profit by adding capacity through our company owned service centers and reduce the percentage of revenues derived through sales to Titan, which historically have lower gross margins than our systems sales to other parties and we continue to monitor our expenses.

Liquidity and Capital Resources

      We have used cash principally to construct systems for our strategic alliances and fund working capital advances for these strategic alliances, to construct our company-owned service center and systems in Brazil, and to fund our working capital requirements. We spend significant funds to construct systems for our strategic alliances in advance of payment. We also are spending significant funds on sales and marketing efforts relating to brand recognition and consumer acceptance programs. In addition, our service centers have operated at losses using significant funds. At March 31, 2003, we had available cash and cash equivalents of $20.2 million and restricted cash of $1.3 million. The restricted cash represents the money received as payment on our RESAL contract in anticipation of our first shipment of equipment. The cash will become unrestricted upon our shipment, which is scheduled for the second quarter of 2003.

Status of Our $50.0 Million Credit Facility with Titan

      During 2002, Titan extended to us a senior secured credit facility under which we could borrow up to a maximum of $50.0 million, subject to the terms and conditions of the credit facility. As of May 7, 2003, we have borrowed $25.0 million on this credit facility. The credit facility allows us to borrow, in addition to our previous borrowings, up to a maximum of $12.5 million per quarter through the fourth quarter of 2003, subject to the $50.0 million cumulative limitation on borrowing and the other terms and conditions of the credit facility. We are unable to borrow additional amounts if our cash balance is greater than $5.0 million.

      We have not borrowed additional amounts on the credit facility since October 30, 2002, and, we do not anticipate borrowing, or being able to borrow, additional amounts on the credit facility during 2003 or during the remaining period that the credit facility is outstanding. As of March 31, 2003, we were in compliance with all covenants of the credit facility, however, we were not able to borrow additional funds during the second quarter because we did not meet the earnings before interest, taxes, depreciation and amortization (EBITDA) target for the first quarter of 2003 in our annual operating plan. We do not anticipate that we will have availability under the credit facility during the remaining period that the credit facility is outstanding.

      We are obligated, with some exceptions, to use net proceeds from the sale of assets and securities to repay amounts advanced under the credit facility. During March 2003, the credit facility was amended to allow us to receive net proceeds of up to $25.0 million resulting from transactions involving the issuance of equity securities through September 30, 2004, without having to apply such net proceed towards repayment of the credit facility, provided that no default or event of default had occurred. We are required to make a mandatory prepayment on the credit facility in an amount equal to 50% of any net proceeds in excess of $25.0 million resulting from transactions involving the issuance of equity securities.

      Under our credit facility, we are obligated to make minimum quarterly principal payments as follows: 13.75% of the outstanding principal balance as of December 31, 2003 during each quarter in 2004; 25% of the outstanding principal balance as of December 31, 2004 during each quarter in 2005; and, all remaining principal by December 31, 2005. The interest rate is Titan’s effective weighted average term debt rate under Titan’s credit agreement plus three percent. As of March 31, 2003, the interest rate on the credit facility was 7.92%. Interest is payable monthly beginning in January 2003. Through May 7, 2003, we have paid $1.4 million of interest related to the credit facility. The credit facility is secured by a first priority lien on all of our assets.

Credit Facility Availability

      During the quarter ending March 31, 2003, the maximum amount available for borrowing pursuant to the credit facility was $12.5 million, subject to the terms and conditions of the credit facility. The maximum amount available for borrowing in each of the second, third and fourth quarters of 2003 is based upon our earnings before interest, taxes, depreciation and amortization (EBITDA) for the prior quarter as a percentage of the EBITDA target in our annual operating plan.

      If actual EBITDA is negative $2.4 million or higher for the quarter ending March 31, 2003, then up to 100% of the quarterly maximum or $12.5 million will be available for borrowing during the quarter ending June 30, 2003. If our actual EBITDA is negative $3.0 million during the quarter ending March 31, 2003, then up to 50% of the quarterly maximum or $6.3 million will be available for borrowing during the quarter ending June 30, 2003. If our actual EBITDA is between negative $2.4 million and negative $3.0 million during the quarter ending March 31, 2003, then the maximum amount available for borrowing during the quarter ending June 30, 2003 shall be determined by linear interpolation between $6.3 million and $12.5 million. If our actual EBITDA is lower than negative $3.0 million for the quarter ending March 31, 2003, no amounts will be available for borrowing through the credit facility during the quarter ending June 30, 2003. No amounts are available for borrowing during the second quarter because our EBITDA was $6.8 million and therefore is less than the negative $3.0 million target.

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

      We do not anticipate that we will have further availability under the credit facility during the remaining period that the credit facility is outstanding.

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

      For the three months ended March 31, 2003, we used cash in operations of $5.7 million as compared to having cash provided by operations of $5.5 million for the three months ended March 31, 2002. During the first quarter of 2003, our net loss plus depreciation and amortization were offset by an increase in working capital usage, particularly an increase in accounts receivable related to the increase of our unbilled receivables and restricted cash and was offset by the decrease in the amount due from Titan due to the $8.7 million we received for payment on our receivables during the quarter. Also during the quarter, we received $1.3 million of restricted cash related to a payment made based in a milestone payment on our RESAL contract. The release of the funds is tied to our initial shipment of equipment to Saudi Arabia that was delayed due to the war in Iraq but is now scheduled to ship in the second quarter of 2003. For the three months ended March 31, 2002, our net loss plus depreciation and amortization were offset by an increase in working capital usage, particularly an increase in our unbilled receivables and inventories and was offset by the decrease in the amount due from Titan due to the $19.5 million we received as payment on our receivables during the quarter.

      We used approximately $1.5 million and $437,000 for investing activities for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 we had capital expenditures of $1.5 million primarily related to the continued construction of our company owned service centers.

      In June 2001, we received a purchase order contract in the aggregate amount of $50.0 million from RESAL for ten electronic food irradiation systems to operate in multiple service centers in the Saudi Arabia region for irradiating poultry and disinfesting dates. In 2002, the purchase order contract for these systems was modified to $53.0 million to construct systems for three large service centers with a combination of high power x-ray and electron beam technology. We commenced construction on these systems for RESAL and have recognized, under the percentage-of-completion method of accounting, $23.6 million in revenue, which has been recorded on this contract through March 31, 2003, of which $2.3 million was recognized during the three months ended March 31, 2003. Revenues derived from this order are classified as systems sales and support revenues from investee in the accompanying consolidated statements of operations. Certain shipments of equipment to Saudi Arabia that were scheduled to take place in March 2003 have been delayed due to the war in Iraq and we anticipate that these shipments will occur in the second quarter of 2003. The remaining systems are scheduled to be shipped within the next 15 to 18 months thereafter. We received payments aggregating $5.3 million, of which $1.3 million is restricted cash, through May 7, 2003 based on milestone payments and expect to continue to receive additional milestone payments as they become due and payable until the contract is complete.

      In April 2002, we formed a joint venture under the name SureBeam Middle East, LLC with RESAL. SureBeam Middle East, LLC will provide, among other things, food irradiation services through planned service centers in the Saudi Arabian region. As of March 31, 2003, we own a 19.9% interest in SureBeam Middle East, LLC and RESAL and other Saudi nationals own the remaining 80.1%. We account for our ownership interest in SureBeam Middle East, LLC using the equity method of accounting under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” In accordance with the joint venture agreement, RESAL’s purchase order contract dated June 2001 may be assigned to SureBeam Middle East, LLC at such time as the joint venture receives sufficient funds from the third party investors. As of March 31, 2003, a portion of the purchase order contract has been assigned to SureBeam Middle East, LLC As a result, revenue recognized under the contract is presented in the consolidated statements of operations as revenue from investee and we have eliminated our 19.9% interest in the profit recognized under the percentage-of-completion method of accounting in connection with the original purchase order contract. We estimate that the total profit under the original contract that will be eliminated as a result of our equity interest in SureBeam Middle East, LLC will be approximately $4.5 million to $5.5 million. Pursuant to the joint venture agreement, for five years following the date of SureBeam Middle East, LLC’s commercial registration, SureBeam Middle East, LLC has an exclusive right of first negotiation to negotiate and enter into agreements to provide irradiation services for the treatment of food products (excluding water), animal hides and flowers in Saudi Arabia, Egypt, Lebanon, Syria, Iraq, Iran, Libya, Tunisia and Algeria. The joint venture will govern our strategic relationship with the operator of these systems, including royalty and management fees and a minority equity ownership of the operator that will operate the service centers.

      In September 2002, we received an order from Titan for $6.0 million in connection with a new contract with the United States Postal Service. Under this agreement, we are to provide two linear accelerators to sanitize the mail. We commenced construction on these systems and have recognized, under the percentage-of-completion method of accounting, $2.0 million in revenue, which has been recorded on this contract through March 31, 2003, of which $877,000 was recognized during the three months ended March 31, 2003.

We received payments aggregating $1.2 million through May 7, 2003 based on milestone payments and expect to continue to receive additional milestone payments as they become due and payable until the contract is complete.

      In June 2002, we received an order in the aggregate amount of approximately $5.3 million from Son Son Company, a private food-processing corporation headquartered in Vietnam, for one electronic food irradiation system to operate in Vietnam for irradiating shrimp, seafood, and frog legs and prolonging shelf life of foods. We commenced construction on this system and have recognized, under the percentage-of-completion method of accounting, $4.4 million in revenue, which has been recorded on this contract through March 31, 2003, of which $1.1 million was recognized during the three months ended March 31, 2003. We received an aggregate of $3.8 million in milestone payments on this contract through March 31, 2003. We expect to receive the final milestone payment six months after a third party certification system acceptance test completion.

      In November 2002, we entered into an equipment purchase agreement with Salubris Limited Partnership, or Salubris, to sell a SureBeam system for $8.9 million. The purchase of this system will allow Salubris to build and operate a new service center in the Fort Worth, Texas area. We will receive per pound processing royalties once the service center is operational. This agreement allows Fort Worth-San Diego Investments, LLC, the general partner in Salubris, the right of first negotiation on certain future opportunities in the five-state area of Texas, New Mexico, Oklahoma, Arkansas and Louisiana to purchase our systems and to provide SureBeam processing. We commenced construction on these systems and have recognized, under the percentage-of-completion method of accounting, $2.6 million in revenue, which has been recorded on this contract through March 31, 2003, of which $720,000 was recognized during the three months ended March 31, 2003. We received payments aggregating $2.8 million through May 7, 2003 based on milestone payments and expect to continue to receive additional milestone payments as they become due and payable until the contract is complete.

      The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2003, we have incurred substantial losses from operations and investments in infrastructure. Management believes that as we continue to expand significant funds on, sales and marketing, it is not anticipated that our revenues will sufficiently offset these expenses until at least 2004. Additionally, our construction and implementation period for systems sales to strategic alliances require a substantial use of cash for at least 12 to 18 months. Our arrangements to sell food irradiation systems to strategic alliances typically contain milestone provisions for payment, which are typically based upon time, stage of completion, and other factors. As a result, our unbilled receivables from our customers have increased $1.7 million for the three months ended March 31, 2003. Also, we have advanced funds aggregating $6.0 million to Hawaii Pride of which $230,000 was advanced during the three months ended March 31, 2003 and is included in selling, general and administrative expense in the accompanying consolidated financial statements. These advances were used primarily for land acquisition, for facility construction and for working capital purposes. We are not obligated to continue the funding of Hawaii Pride. We also have entered into a number of commitments to lease land and facilities in connection with construction of our four company-owned service centers all of which are operational. In addition, based on our customer requirements, we may expend funds to construct and install in-line systems that we will own and operate.

      In addition to our current operating plans, which focus on increasing cash flow from operations, we are also evaluating a number of alternative plans to meet our future operating cash needs. These plans include raising additional funds from the capital markets. As of the date of the filing of this report, we have obtained $25.0 million under the senior secured credit facility with Titan. We do not anticipate making any additional borrowings under this credit facility. If the funds available from the capital markets are not available or not sufficient for us, or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, curtailing construction of systems for customers in advance of payment and reducing marketing expenditures, which actions may have a material adverse impact on our ability to meet our business objectives.

      On October 16, 2001, Titan adopted a definitive plan to spin-off its ownership interest in SureBeam in the form of a tax-free dividend to Titan’s stockholders. Effective August 5, 2002, Titan distributed all of its shares of our common stock to its stockholders. We have negotiated other agreements with Titan in connection with our spin-off including a tax sharing and disaffiliation agreement that will subject us to liability if we sell our equity or equity linked securities in a manner that causes a change in our ownership of voting power greater than that allowed by IRS rules within a two year period following the spin. This risk could limit our ability to access public equity markets. In addition, the recent downturn in the capital markets may limit our ability to raise capital through public equity or debt offerings. If existing funds and/or other sources are not sufficient to us and/or if we are unable to generate sufficient cash flow from operations, we may need to consider additional actions, including reducing or deferring capital expenditures, reducing or deferring research and development projects, reducing construction of systems for customers in advance of payment and reducing marketing expenditures. The deferral or cancellation of these projects may have a material adverse impact on our ability to meet our short-term business objectives. In order to borrow funds under our senior secured credit facility, we must be in compliance with our operating expense and capital expenditure covenants and we may have to curtail these activities to be in compliance with these covenants. At March 31, 2003, we had $20.2 million of cash and cash equivalents and $1.3 million of restricted cash. We believe that this balance will be sufficient to meet our cash needs through 2003. However, a variety of currently unanticipated events could require additional capital resources such as the acquisition of complementary businesses or technologies or increased working capital requirements to fund, among other things, construction of systems for our strategic alliances in advance of payment. Additionally, if our requirements vary from our current plans, we may require additional financing sooner than we anticipate. An inability in such circumstance to obtain additional financing on terms reasonable to us, or at all, could have a material adverse effect on our results of operations and financial condition.

Contractual Obligations and Commercial Commitments

      The following summarizes our contractual obligations and other commitments at March 31, 2003, and the effect such obligations could have on our liquidity and cash flows in future periods:

	Less than	Years	Years
	1 year	2 to 3	4 to 5	Thereafter	Total

Long-term debt	$3,438	$21,562	$—	$—	$25,000
Operating leases	2,569	4,765	4,065	16,653	28,052

Total contractual cash obligations	$6,007	$26,327	$4,065	$16,653	$53,052

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

      We currently are exposed to market risks related to changes in interest rates. Titan has extended us a $50.0 million senior secured credit facility, which bears interest equal to Titan’s effective weighted average term debt rate under Titan’s credit agreement plus three percent. As of May 7, 2003, we have drawn $25.0 million against this credit facility. See Note (6) in Notes to Consolidated Financial Statements. At March 31, 2003, the effective interest rate on this credit facility was 7.92%. We anticipate our future borrowings will have a variable component that will fluctuate as interest rates change. If market interest rates were to increase immediately and uniformly by 10%, there would not be a material impact on our financial condition or results of operations.

Item 4.	Controls and Procedures

      We maintain a system of disclosure controls and procedures designed to ensure the reliability of our consolidated financial statements and other disclosures. Within the 90 day period prior to the date of filing of this quarterly report, our Senior Vice President, Global Business Operations and our Senior Vice President and Chief Financial Officer carried out, under the supervision and with the participation of our management, an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our Senior Vice President, Global Business Operations and our Senior Vice President and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in all material respects in alerting them in a timely manner to the material information about us that we are required to include in the periodic reports that we file with the Securities and Exchange Commissions. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

PART II — OTHER INFORMATION

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

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:
	99.1	Periodic Report Certifications by the Co-Principal Executive Officers of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.
	99.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

(b)	Reports on Form 8-K:
	(1)	Current Report on Form 8-K dated January 31, 2003 and filed on February 3, 2003, describing the status of the Titan credit facility.
	(2)	Current Report on Form 8-K dated March 5, 2003 and filed March 6, 2003, regarding the resignation of our Chairman, President and Chief Executive Officer, Lawrence A. Oberkfell.
	(3)	Current Report on Form 8-K dated May 7, 2003 and filed May 7, 2003, regarding the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUREBEAM CORPORATION

Dated: May 15, 2003	By:	/s/ KEVIN K. CLAUDIO

Kevin K. Claudio Senior Vice President, Global Business Operations

	By:	/s/ DAVID A. RANE

David A. Rane Senior Vice President, Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION OF CO-PRINCIPAL EXECUTIVE OFFICER

I, David A. Rane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SureBeam Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ DAVID A. RANE

David A. Rane Senior Vice President and Chief Financial Officer (Co-Principal Executive Officer)

CERTIFICATION OF CO-PRINCIPAL EXECUTIVE OFFICER

I, Kevin K. Claudio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SureBeam Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ KEVIN K. CLAUDIO

Kevin K. Claudio Senior Vice President, Global Business Operations (Co-Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, David A. Rane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SureBeam Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ DAVID A. RANE

David A. Rane Senior Vice President and Chief Financial Officer (Principal Financial Officer)